Form 10-Q
period 1995-03-31
HELM RESOURCES INC/DE/
filed 1995-05-15
CIK 351685

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1995

                        Commission File Number    1-8292



                              HELM RESOURCES, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


             Delaware                                   59-0786066
  -------------------------------                 --------------------
  (State or other jurisdiction                        (IRS EMPLOYER
   incorporation or organization)                    Identification No.)


                                93 Mason Street
                        Greenwich, Connecticut     06830
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                    203-629-1400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES  X                        NO
                         ---                          ---

As of May 12, 1995 there were 2,160,617 shares of the Company's common stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION


                     HELM RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)

                                  (UNAUDITED)




                                               March 31, 1995
                                               --------------
ASSETS
- ------


CURRENT ASSETS:
 Cash and cash equivalents                      $      72
 Accounts receivable, net                           2,079
 Inventories                                          203
 Current portion of promissory notes
  receivable from officers                            180
 Due from affiliates                                  231
 Prepaid expenses                                     117
 Other current assets                                  25
                                                -------------

TOTAL CURRENT ASSETS                                2,907



INVESTMENTS IN AND DUE FROM AFFILIATES              2,545

PROMISSORY NOTES RECEIVABLE FROM OFFICERS             720

PROPERTY, PLANT AND EQUIPMENT, net                  2,808

DEFERRED CHARGES AND OTHER ASSETS                     381
                                                -------------


                                                $   9,361
                                                =============


                             HELM RESOURCES, INC.

                         CONSOLIDATED BALANCE SHEETS

                                (IN THOUSANDS)

                                 (UNAUDITED)




                                                            March 31, 1995
                                                            --------------
LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Revolving credit agreements                                  $  1,876
  Accounts payable                                                2,024
  Accrued interest                                                  205
  Accrued expenses                                                  333
  Current portion of long-term debt                                 275
  Due for contact settlement                                        226
  Reserve for discontinued operations                                61
                                                               --------
               TOTAL CURRENT LIABILITIES                          5,000

LONG-TERM DEBT, NET OF CURRENT PORTION                            1,724

PROMISSORY NOTES PAYABLE TO AFFILIATES                            1,447

SUBORDINATED DEBENTURES                                           3,218

OTHER LIABILITIES                                                   624
                                                               --------
               TOTAL LIABILITIES                                 12,013

SHAREHOLDERS' DEFICIENCY (NOTE 5)                                (2,652)
                                                               --------
                                                               $  9,361
                                                               ========


                      HELM RESOURCES, INC AND SUBSIDIARIE

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)


                                              Three Months Ended
                                                  March 31,

                                                1995       1994
                                            -------------------
REVENUES                                    $  3,502    $ 3,887
                                            --------    -------

COSTS, EXPENSES AND OTHER:
 Operating expenses                            2,738      2,735
 Selling, general and
  administrative expenses                      1,033      1,017
 Equity in net (earnings) losses
  of affiliates                                  100        (12)
 Increase in underlying equity of
  Intersystems, Inc.                               -       (115)
 Interest and debt expense                       221        208
 Interest income                                 (20)       (39)
                                            --------    -------

TOTAL COSTS, EXPENSES AND OTHER                4,072      3,794
                                            --------    -------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM         (570)        93

EXTRAORDINARY ITEM-EXTINGUISHMENT OF DEBT          -        (85)
                                            --------    -------


NET INCOME (LOSS)                           $   (570)   $     8
                                            ========    =======
Earnings Per Share:
  Income (loss) before extraordinary item   $   (.27)   $   .03
  Extraordinary item                               -       (.04)
                                            --------    -------
  Net earnings (LOSS)                       $   (.27)   $  (.01)
                                            ========    =======

Average common  shares outstanding             2,160      2,125
                                            ========    =======

                     HELM RESOURCES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)


                                           Three Months Ended
                                                March 31,

                                             1995       1994
                                          ---------------------
Net cash provided by(used in)
  operating activities                    $   103    $   (59)
                                          -------    -------

Cash flows from investing activities:
  Decrease (increase) in investments
   in and due from affiliates                  51        (54)
  Additions to property, plant and
   equipment                                  (50)      (195)
  Proceeds from sales of securities             -        192
                                          -------    -------

                                                1        (57)
                                          -------    -------

Cash flows from financing activities:
  Increase (decrease)in notes payable
   and long-term debt                         (40)       193
  Payment on contract settlement              (33)       (92)
                                          -------    -------
                                              (73)       101
                                          -------    -------
NET INCREASE (DECREASE) IN CASH                31        (15)

CASH BEGINING OF PERIOD                        41        210
                                          -------    -------

CASH END OF PERIOD                        $    72    $   195
                                          =======    =======


Cash paid during the period for:

  Interest                                $    62    $    25
  Taxes                                         -          -

                    HELLM RESOURCES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1995


Note 1. Management believes the accompanying unaudited condensed consolidated financial statements of Helm Resources, Inc. and subsidiaries (the "Company") include all adjustments (consisting only of normal recurring accurals) required to present fairly the financial statements for the period presented. The result for operations for any interim period are not necessarily indicative of the annual results of operations.

Note 2. Primary earnings per share is computed by dividing earnings, after deducting the preferred stock dividend requirements of $31,600 in the 1995 period and $21,000 in 1994, by the average common shares outstanding during each period.


Note 3.      Inventories consist of finished goods.

Note 4.      Summarized Financial Data (in thousands):


Intersystems, Inc.  (41% owned)                                  Three Months Ended
- -------------------------------                                      March 31,
                                                               1995             1994
                                                               ---------------------
REVENUES                                                       $ 3,253         $ 3,538
                                                               -------         -------
Operating expenses                                               2,231           2,183
Selling, general and administrative
   expenses                                                      1,102           1,174
Interest expense (net)                                             107             155
                                                               -------         -------
TOTAL COST AND EXPENSES                                          3,503           3,512
                                                               -------         -------
NET INCOME (LOSS)                                              $  (250)        $    26
                                                               =======         =======

Note 5.  Stockholders' Equity (in thousands)


                                Common Stock         Additional
              Preferred Stock   $.01 par value          Paid
              Shares   Amount   Shares   Amount      in capital
              -------  -------  ------  -------     -----------
Balance
Jan. 1, 1995     43     $ -      2,161  $    22     $   19,840

Net (loss)        -       -          -        -              -
              -----     ---     ------  -------     ----------
Balance
March 31, 1995   43     $ -      2,161  $    22     $   19,840
              =====     ===     ======  =======     ==========


               Unrealized gain    Retained
               on available for   Earnings     Treasury
               sale securities    (Deficit)     Stock      TOTAL
               ---------------    ---------    --------   ------
Balance
Jan. 1, 1995    $      785        $  (22,907)    $  (29) $(2,289)

Unrealized gain
on available for
sale securities        207                 -          -      207

Net (loss)               -              (570)         -     (570)
                ----------        ----------     ------  -------

Balance
March 31, 1995  $      992        $  (23,477)    $  (29) $(2,652)
                ==========        ==========     ======  =======


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Month Periods Ended March 31, 1995 and 1994


   Revenue decreased by $385,000 (10%) to $3,502,000 in the 1995 period compared to $3,887,000 due to a decrease in packaging volume for Interpak Terminals.

   Equity in earnings of affiliates (Intersystems, Inc.) was a loss of $100,000 in 1995 compared to income of $12,000 in 1994. Intersystems had benefited from a large overseas sale in the 1994 period.

   There was $115,000 of income in the 1994 first quarter which in the Company's share of the increase in Intersystems' equity resulting from the issuance by Intersystems of common shares upon conversion of subordinated debentures and no corresponding amount for the 1995 period.

   The extraordinary item in 1994 is the debt discount charged off which related to $500,000 of subordinated debentures exchanged for preferred stock.

Impact of Inflation

   Inflation has not had a significant impact on the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

   Operating activities for the three months ended March 31, 1995 provided cash of $103,000. Financing activities used $73,000 for payments of obligations.
As a result, cash increased for the period by $31,000.

   At March 31, 1995, the Company had a working capital deficit of $2,093,000 which included $1,669,000 for Interpak. The Interpak working capital deficit includes $1,000,000 under a revolving loan agreement that expires February 1996 but which is expected to be refinanced when it becomes due although there can be no assurance that the company will be able to refinance or refinance on the same terms. It is expected that Interpak's operations should be sufficient to generate cash flow to meet its other obligations as they become due. Included in the balance of the deficit is approximately $539,000 of various accounts and notes payable to affiliates, as to which the Company is confident of its ability to fund these amounts as needed from operations and sales of investment securities.

   Future liquidity sources for the parent company will consist of reimbursement of general and administrative expenses from subsidiaries and affiliates, available funds from the earnings of Interpak and possible sales of investment securities. On a longer term basis, the Company may be required to seek additional liquidity through debt and equity offerings of the Company and/or its subsidiaries.

   Interpak Holdings, Inc., the Company's principal subsidiary, relies on cash flow from operations and has a revolving line of credit of $1 million, secured by accounts receivable, and was fully borrowed at March 31, 1995. The loan matures in February 1996 with a reduction to $850,000 at August 31, 1995. Interest is at prime plus 1%.

   The Company and its subsidiaries have no significant commitments for capital expenditures.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              Helm Resources, Inc.



May 12, 1995                                  /s/ Daniel T. Murphy
                                              ------------------------
                                              Daniel T. Murphy
                                              Executive Vice President
                                              Chief Accounting and
                                              Financial Officer