Form 10QSB
period 1995-06-30
HELM RESOURCES INC/DE/
filed 1995-08-14
CIK 351685

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1995

                       Commission File Number     1-8292


                               HELM RESOURCES, INC.
               (Exact name of registrant as specified in charter)


             DELAWARE                             59-0786066
  (State or other jurisdiction                (IRS EMPLOYER
   incorporation or organization)             Identification No.)


                               537 Steamboat Road
                         GREENWICH, CONNECTICUT     06830
                    (Address of principal executive offices)

                                   (Zip Code)

                                   203-629-1400
              (Regisrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


              YES   X                       NO
                   ---                         ---

As of August 10, 1995 there were 2,160,617 shares of the Company's common stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION

                     HELM RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 JUNE 30, 1995

                                 (IN THOUSANDS)

                                  (UNAUDITED)





ASSETS
------

Cash and cash equivalents                      $   29
Accounts receivable, net                        1,875
Inventories                                       215
Current portion of promissory notes
 receivable from officers                         180
Due from affiliates                               229
Prepaid expenses                                  310
                                               ------

  Total current assets                          2,838
Investments in and due from affiliates          2,613

Promissory notes receivable from officers         720

Property, plant and equipment, net              2,681

Other assets                                      378
                                               ------

                                               $9,230
                                               ======

                              HELM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEET

                                 JUNE 30, 1995

                                 (IN THOUSANDS)

                                  (UNAUDITED)




LIABILITIES AND SHAREHOLDERS' (DEFIFIENCY) EQUITY
-------------------------------------------------

Notes payable                                         $ 1,385
Accounts payable                                        2,514
Promissory notes payable to affiliates                  1,377
Accrued interest                                          155
Accrued expenses                                          357
Current portion of long-term debt                         466
Due for contact settlement                                226
                                                      -------

    Total current liabilities                           6,480

Long-term debt, net of current portion                  1,652

Subordinated debentures                                 3,230

Other liabilities                                         704
                                                      -------

              TOTAL LIABILITIES                        12,066


Shareholders' (deficiency) equity                      (2,836)
                                                      -------
                                                      $ 9,230
                                                      =======

                      HELM RESOURCES, INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERTIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)



                                               Three Months Ended
                                                   June 30,

                                                  1995      1994
                                              -------------------
REVENUES                                        $3,593    $3,677
                                                ------    ------

COSTS, EXPENSES AND OTHER:
 Operating expenses                              2,803     2,829
 Selling, general and
  administrative expenses                          932       955
 Equity in net (earnings) losses
  of affiliates                                    (13)      (10)
 Gain on sale of securities                       (130)        -
 Increase in underlying equity of
  Intersystems, Inc.                               (40)     (228)
 Interest and debt expense                         269       219
 Interest income                                   (20)      (34)
                                                ------    ------
TOTAL COSTS, EXPENSES AND OTHER                  3,801     3,731
                                                ------    ------

NET INCOME (LOSS)                               $ (208)   $  (54)
                                                ======    ======

Net earnings (loss) per share                   $ (.11)   $ (.03)
                                                ======    ======

Average common shares outstanding                2,160     2,126
                                                ======    ======

                      HELM RESOURCES, INC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)


                                                Six Months Ended
                                                    June 30,

                                                1995       1994
                                               -----------------
REVENUES                                       $7,095     $7,564
                                               ------     ------
COSTS, EXPENSES AND OTHER:
 Operating expenses                             5,541      5,564
 Selling, general and
  administrative expenses                       1,965      1,972
 Equity in net (earnings) losses
  of affiliates                                    87        (22)
 Gain on sale of securities                      (130)         -
 Increase in underlying equity of
  Intersystems, Inc.                              (40)      (343)
 Interest and debt expense                        490        427
 Interest income                                  (40)       (73)
                                               ------     ------
TOTAL COSTS, EXPENSES AND OTHER                 7,873      7,525
                                               ------     ------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM          (778)        39

EXTRAORDINARY ITEM-EXTINGUISHMENT OF DEBT           -        (85)
                                               ------     ------

NET INCOME (LOSS)                              $ (778)    $  (46)
                                               ------     ======
Earnings Per Share:
  Income (loss) before extraordinary item      $ (.39)    $  .02
  Extraordinary item                                -       (.04)
                                               ------     ------
Net earnings (loss)                            $ (.39)    $ (.02)
                                               ======     ======
Average common  shares outstanding              2,160      2,125
                                               ======     ======

                     HELM RESOURCES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)


                                             Six Months Ended
                                                 June 30,

                                             1995       1994
                                            -------------------
Net cash provided by(used in)
  operating activities                     $   (75)   $    (77)
                                           -------    --------

Cash flows from investing activities:
  Decrease (increase) in investments
   in and due from affiliates                   53         (86)
  Additions to property, plant and
   equipment                                   (91)       (317)
  Proceeds from sale of finance
   subsidiary portfolio                        467           -
  Proceeds from sales of securities             70         192
                                           -------    --------
                                               499        (211)
                                           -------    --------
Cash flows from financing activities:
  Increase (decrease)in notes payable
   and long-term debt                            -         387
  Repayment of notes payable                  (510)          -
  Proceeds from term loan                        -       1,500
  Repayment of term loan                      (131)       (990)
  Payment on contract settlement               (33)       (210)
  Repurchase of subordinated debentures
   by subsidiary                                 -        (400)
  Proceeds from promissory note                238          50
                                           -------    --------
                                              (436)        337
                                           -------    --------
NET INCREASE (DECREASE) IN CASH                (12)         49
CASH BEGINNING OF PERIOD                        41         210
                                           -------    --------
CASH END OF PERIOD                         $    29    $    259
                                           =======    ========

Cash paid during the period for:
Interest                                  $    277    $    270
Taxes                                            -          15

                              HELM RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1995



Note 1. Management believes the accompanying unaudited condensed consolidated financial statements of Helm Resources, Inc. and subsidiaries (the "Company") include all adjustments (consisting only of normal recurring accruals) required to present fairly the financial statements for the periods presented. The results of operations for any interm period are not necessarily indicative of the annual results of operations.

Note 2. Primary earnings per share is computed by dividing earnings, after deducting the preferred stock dividend requirements of $31,600 and $63,200 in the three month and six month periods ended June 30, 1995 and, $21,000 and $42,000 in the three month and six month periods ended June 30, 1994, by the average common shares outstanding during each period.

Note 3.   Inventories consist of finished goods.

Note 4.   Summarized Financial Data (in thousands):

Intersystems, Inc. (41% owned)            Three Months Ended
------------------------------                 June 30,
                                         -------------------
                                             1995       1994
                                         --------   --------
REVENUES                                 $  3,906   $  3,809

Cost of sales                               2,608      2,561
Selling, general and administrative
   expenses                                 1,073      1,054
Interest expense (net)                        193        124
Debt conversion expense                         -         46
                                         --------   --------

TOTAL COST AND EXPENSES                     3,874      3,785
                                         --------   --------

NET INCOME                               $     32   $     24
                                         ========   ========

                                           Six Months Ended
                                              June 30,
                                           -----------------
                                              1995     1994
                                              ----     ----
REVENUES                                   $ 7,159  $ 7,347
                                           -------  -------

Cost of sales                                4,839    4,744
Selling, general and administrative
   expenses                                  2,175    2,228
Interest expense (net)                         363      279
Debt conversion expense                          -       46
                                           -------  -------

TOTAL COST AND EXPENSES                      7,377    7,297
                                           -------  -------

NET INCOME (LOSS)                          $  (218) $    50
                                           =======  =======


Note 5. In the second quarter of 1995, two officers of the Company purchased 28,749 shares of restricted common stock of Unapix Entertainment, Inc. and 20,001 shares of restricted common stock of Professional Financial Services, Inc. at market value from the Company for $140,000. One half of the purchase price was paid in cash and the other half by surrender of senior subordinated notes due to them. The purchases were approved by the Board of Directors and the Company realized a gain of $130,000 on the transactions.





Note 6.  Stockholders' Equity (in thousands)


                                     Common Stock          Additional
                 Preferred   Stock   $.01 par value           Paid
                  Shares    Amount   Shares   Amount       in capital
                 ---------  ------   ------   ------      -----------
Balance
Jan. 1, 1995        43       $ -      2,161    $  22       $  19,840

Net (loss)           -         -          -        -               -
                   ---       ---      -----    -----       ---------
Balance
June 30, 1995       43       $ -      2,161    $  22       $  19,840
                   ===       ===      =====    =====       =========

                   Unrealized gain     Retained
                   on available for    Earnings      Treasury
                   sale securities     (Deficit)      Stock       TOTAL
                   ---------------     ---------     --------     -----
Balance
Jan. 1, 1995        $      785         $ (22,907)     $  (29)    $(2,289)

Net change in
unrealized gain
on available for
sale securities            231                 -           -         231

Net (loss)                   -              (778)          -        (778)
                    ----------         ---------      ------     -------

Balance
June 30, 1995       $    1,016         $ (23,685)     $  (29)    $(2,836)
                    ==========         =========      ======     =======

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Month Periods Ended June 30, 1995 and 1994


   Revenue decreased slightly by $84,000 (2%) to $3,593,000 in the 1995 period compared to $3,677,000 primarily due to lower interest earned by Arcadian Financial because of the sale of its loan portfolio.

   Gain on sale of securities of $130,000 in 1995 represents the gain on sale of various securities sold to two officers of the Company as described in note 5 to the consolidated financial statements.

   Increase in underlying equity of Intersystems, Inc. was $40,000 in 1995 compared to $228,000 in 1994. A larger amount of Intersystems' convertible subordinated debentures were converted by the holders into common stock in 1994 than in 1995.

   Interest and debt expense increased by $50,000 (22%) to $269,000 in 1995 from $219,000 in 1994 due to increased borrowings by Interpak Terminals.

Six Month Periods Ended June 30, 1995 and 1994

   Revenue decreased by $469,000 (6%) to $7,095,000 in the 1995 period compared to $7,564,000 in the 1994 period primarily due to a decrease in packaging volume for Interpak Terminals in the first quarter of 1995.

   Equity in earnings of Intersystems, Inc. was a loss of $87,000 in 1995 compared to income of $22,000 in 1994. Intersystems had benefited from a large overseas sale in the first quarter of 1994.

   Gain on sale of securities of $130,000 in 1995 represents the gain on sales of various securities sold to two officers of the Company as described in note 5 to the consolidated financial statements.

   Increase in underlying equity of Intersystems, Inc. was $40,000 in 1995 compared to $343,000 in 1994. A larger amount of Intersystems' convertible subordinated debentures were converted by the holders into common stock in 1994 than in 1995.

   Interest and debt expense increased by $63,000 (15%) to $490,000 in 1995 from $427,000 in 1994 due to increased borrowings by Interpak Terminals.

Current Operations

   Interpak Terminals, the Company's principal subsidiary had an increase in the number of rail cars packaged in June and July of 1995 over that of the previous months of the year. Utilization of warehouse space for storage, which averaged 60% in the first quarter of 1995 and increased to 78% in June 1995, increased to over 90% in July 1995. If these trends continue there should be significant improvement in operating results.

Impact of Inflation

   Inflation has not had a significant impact on the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

   Operating activities for the six months ended June 30,1995 used cash of $75,000. Proceeds from the sale of a finance subsidiary's loan portfolio provided cash of $467,000, $70,000 was received from sale of securities, and $238,000 from the issuance of promissory notes. Repayment of notes payable related to the finance subsidiary's operations used $510,000, $131,000 was used for installment payments on the term loan and other net uses required $71,000 which resulted in a decrease in cash of $12,000 for the six months ended June 30,1995.

   At June 30, 1995, the Company had a working capital deficit of $3,642,000 which included $1,803,000 for Interpak. The Interpak working capital deficit includes $1,000,000 under a revolving loan agreement that expires February 1996 but which is expected to be refinanced when it becomes due although there can be no assurance that the company will be able to refinance or refinance on the same terms. It is expected that Interpak's operations should be sufficient to generate cash flow to meet its other obligations as they become due. Included in the balance of the deficit is approximately $1,901,000 of various accounts and notes payable to affiliates, as to which the Company is confident of its ability to fund these amounts as needed from operations and sales of investment securities.

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

   Interpak Holdings, Inc., the Company's principal subsidiary, relies on cash flow from operations and has a revolving line of credit of $1 million, secured by accounts receivable, which was fully borrowed at June 30, 1995. The loan matures in February 1996 with a reduction to $850,000 at August 31, 1995. Interest is at prime plus 1%.

   The Company and its subsidiaries have no significant commitments for capital expenditures.





                                   SIGNATURES



Prusuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                        Helm Resources, Inc.





August 10, 1995                                         /s/ Daniel T. Murphy
                                                        ------------------------
                                                        Daniel T. Murphy
                                                        Executive Vice President
                                                        Chief Accounting and
                                                        Financial Officer

                                 EXHIBIT INDEX


EXHIBIT                          DESCRIPTION
-------                          -----------
   27                            Financial Data Schedule