Form 10QSB
period 1995-09-30
HELM RESOURCES INC/DE/
filed 1995-11-14
CIK 351685

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                          Commission File Number 1-8292

                              HELM RESOURCES, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

             Delaware                                         59-0786066
  ------------------------------                         -------------------
  (State or other jurisdiction                             (IRS EMPLOYER
  incorporation or organization)                         Identification No.)

                               537 Steamboat Road
                    ----------------------------------------
                          Greenwich, Connecticut 06830
                    (Address of principal executive offices)

                                  203-629-1400
               ---------------------------------------------------
               (Regisrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES   X                       NO
                          -----                       -----

As of November 10, 1995 there were 2,368,768 shares of the Company's common stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION

                      HELM RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1995

                                 (IN THOUSANDS)

                                   (UNAUDITED)

ASSETS
------
Cash and cash equivalents                                                 $   25
Accounts receivable, net                                                   2,098
Inventories                                                                  213
Current portion of promissory notes
 receivable from officers                                                    180
Due from affiliates                                                          286
Prepaid expenses                                                             267
                                                                          ------

  Total current assets                                                     3,069

Investments in and due from affiliates                                     2,644

Promissory notes receivable from officers                                    720

Property, plant and equipment, net                                         2,563

Other assets                                                                 396
                                                                          ------

                                                                          $9,392
                                                                          ======

                                               HELM RESOURCES, INC.

                                            CONSOLIDATED BALANCE SHEET

                                                SEPTEMBER 30, 1995

                                                  (IN THOUSANDS)

                                                    (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' (DEFIFIENCY)
------------------------------------------
Notes payable                                                          $  1,175
Accounts payable and accrued expenses                                     3,304
Promissory notes payable to affiliates                                    1,275
Due to affiliates                                                           143
Current portion of long-term debt                                           478
Due for contact settlement                                                  226
                                                                       --------

    Total current liabilities                                             6,601

Long-term debt, net of current portion                                    1,576

Subordinated debentures                                                   3,242

Other liabilities                                                           612
                                                                       --------

              TOTAL LIABILITIES                                          12,031

Shareholders' (deficiency)                                               (2,639)
                                                                       --------

                                                                       $  9,392
                                                                       ========

                      HELM RESOURCES, INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                         Three Months Ended
                                                             September 30,
                                                         1995            1994
REVENUES                                               $ 4,088          $ 3,503
                                                       -------          -------


COSTS, EXPENSES AND OTHER:
 Operating expenses                                      3,082            2,906
 Selling, general and
  administrative expenses                                  948            1,138
 Gain on sale of securities                               (163)            --
 Equity in net (earnings) losses
  of Intersystems, Inc.                                    (21)              99
 Increase in underlying equity of
  Intersystems, Inc.                                      --                (28)
 Interest and debt expense,net                             237              182
                                                       -------          -------

TOTAL COSTS, EXPENSES AND OTHER                          4,083            4,297
                                                       -------          -------


NET INCOME (LOSS)                                      $     5          $  (794)
                                                       =======          =======

Net earnings (loss) per share                          $  (.01)         $  (.38)
                                                       =======          =======


Average common shares outstanding                        2,227            2,161
                                                       =======          =======

                      HELM RESOURCES, INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                          Nine Months Ended
                                                             September 30,

                                                         1995            1994
                                                       --------        --------
REVENUES                                               $ 11,183        $ 11,238
                                                       --------        --------

COSTS, EXPENSES AND OTHER:
 Operating expenses                                       8,623           8,639
 Selling, general and
  administrative expenses                                 2,913           3,112
 Gain on sale of securities                                (293)           --
 Equity in net (earnings) losses
  of intersystems, Inc.                                      66              77
 Increase in underlying equity of
  Intersystems, Inc.                                        (40)           (371)
 Interest and debt expense,net                              687             536
                                                       --------        --------

TOTAL COSTS, EXPENSES AND OTHER                          11,956          11,993
                                                       --------        --------

 INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                   (773)           (755)

EXTRAORDINARY ITEM-EXTINGUISHMENT OF DEBT                  --               (85)
                                                       --------        --------


NET INCOME (LOSS)                                      $   (773)       $   (840)
                                                       --------        ========

Earnings Per Share:
  Income (loss) before extraordinary item              $   (.40)       $   (.38)
  Extraordinary item                                       --              (.04)
                                                       --------        --------

Net earnings (loss)                                    $   (.40)       $   (.42)
                                                       ========        ========

Average common  shares outstanding                        2,183           2,157
                                                       ========        ========

                      HELM RESOURCES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                            Nine Months Ended
                                                               September 30,

                                                           1995           1994
                                                          -----         -------
Net cash provided by(used in)
  operating activities                                    $ (76)        $  (497)
                                                          -----         -------

Cash flows from investing activities:
  Decrease(increase) in investments
   in and due from affiliates                                14            (148)
  Advances from affiliates                                  125            --
  Additions to property, plant and
   equipment                                               (143)           (371)
  Proceeds from sale of finance
   subsidiary portfolio                                     467
  Proceeds from sales of securities                         172             192
                                                          -----         -------
                                                            635            (327)
                                                          -----         -------
Cash flows from financing activities:
  Increase (decrease)in notes payable
   and long-term debt                                      --               759
  Repayment of notes payable                               (660)           --
  Proceeds from term loan                                  --             1,500
  Repayment of term loan                                   (200)           (990)
  Payment on contract settlement                            (33)           (337)
  Repurchase of subordinated debentures
   by subsidiary                                           --              (400)
  Proceeds from promissory note                             318             190
                                                          -----         -------
                                                           (575)            722
                                                          -----         -------
NET INCREASE (DECREASE) IN CASH                             (16)           (102)

CASH BEGINNING OF PERIOD                                     41             210
                                                          -----         -------

CASH END OF PERIOD                                        $  25         $   108
                                                          =====         =======

Cash paid during the period for:
Interest                                                  $ 344         $   400
Taxes                                                      --                15

                              HELM RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995

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

Note 2. Primary earnings per share is computed by dividing earnings, after deducting the preferred stock dividend requirements of $31,600 and $94,800 in the three month and nine month periods ended September 30, 1995 and, $31,600 and $84,200 in the three month and nine month periods ended September 30, 1994, by the average common shares outstanding during each period.

Note 3.   Inventories consist of packaging materials and supplies.

Note 4.   Summarized Financial Data (in thousands):

Intersystems, Inc. (37% owned)                           Three Months Ended
------------------------------                              September 30,
                                                     --------------------------
                                                      1995                1994
                                                     ------             -------
REVENUES                                             $4,747             $ 4,255
                                                     ------             -------

NET INCOME (LOSS)                                    $   59             $  (240)
                                                     ======             =======

                                                   Nine Months Ended
                                                      September 30,
                                                -----------------------
                                                  1995          1994
                                                  ----          ----
REVENUES                                        $ 11,906       $ 11,602
                                                --------       --------

NET INCOME (LOSS)                               $   (159)      $   (190)
                                                ========       ========

Note 5. During the nine months ended September 30, 1995, two officers of the Company purchased 44,282 shares of restricted common stock of Unapix Entertainment, Inc.; 74,366 shares of restricted common stock of Professional Financial Services, Inc. and 60,405 shares of restricted common stock of Intersystems, Inc. at market value from the Company for $344,000. One half of the purchase price was paid in cash and the other half by surrender of senior subordinated notes due to them. The purchases were approved by the Board of Directors and the Company realized a gain from the transactions of $163,000 for the quarter ended September 30 and $293,000 for the nine months ended September 30, 1995.

Note 6.  Stockholders' (Deficiency) (in thousands)

                                                    Common Stock     Additional
                                Preferred Stock    $.01 par value       Paid
                                Shares  Amount    Shares   Amount   in capital
                                ------  ------    ------   ------   -----------
Balance
Jan. 1, 1995                      43    $  --      2,161   $   22     $19,840

Common stock
issued, primarily
for accrued
interest                          --       --        198        2         171

Net change in
unrealized gain
on available for
sale securities                   --       --         --       --          --

Net (loss)                        --       --         --       --          --
                                  --    -----      -----   ------     -------

Balance
Sept.30, 1995                     43    $  --      2,359   $   24     $20,011
                                  ==    =====      =====   ======     =======

                        Unrealized gain      Retained
                        on available for     Earnings     Treasury
                        sale securities      (Deficit)     Stock       TOTAL
                        ----------------     ---------    --------   --------
Balance
Jan. 1, 1995               $    785          $(22,907)     $  (29)   $ (2,289)

Common stock
issued, primarily
for accured
interest                         --                --          --         173

Net change in
unrealized gain
on available for
sale securities                 250                --          --         250

Net (loss)                       --              (773)         --        (773)
                           --------          --------      ------    --------

Balance
Sept. 30, 1995             $  1,035          $(23,680)     $  (29)   $ (2,639)
                           ========          ========      ======    ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Month Periods Ended September 30, 1995 and 1994

    Revenue increased by $585,000 (17%) to $4,088,000 in the 1995 period compared to $3,503,000 in 1994 primarily due to an increase in packaging and storage volume for Interpak Terminals.

    Operating expenses increased $176,000 (6%) to $3,082,000 in 1995 from $2,906,000 in 1994 due to increased labor cost to accomodate the increase in volume.

    Selling, general and administative expenses decreased $160,000 (14%) in 1995 to $982,000 compared to $1,142,000 in 1994 of which $85,000 was due to reductions in personnel at Interpak Terminals and $60,000 was due to reductions at Arcadian Financial following the sale of its loan portfolio in the second quarter.

    Gain on sale of securities of $163,000 in 1995 represents the gain on sale of various securities sold to two officers of the Company as described in note 5 to the consolidated financial statements.

    Equity in earnings of Intersystems, Inc. resulted in income of $21,000 in 1995 compared to a loss of $99,000. The 1994 period had been adversely impacted by a special non recurring charge for damage to a customer's conveying equipment resulting from a harmonic vibration.

    Interest and debt expense increased by $55,000 (30%) to $237,000 in 1995 from $182,000 in 1994 due to increased borrowings by Interpak Terminals.

Nine Month Periods Ended September 30, 1995 and 1994

    Revenue of $11,183,000 in 1995 was relatively unchanged from $11,238,000 in the 1994 period.

    Selling, general and administrative expenses decreased by $199,000 (6%) primarily due to a reduction of $88,000 in Arcadian Financial's expenses following the sale of its loan portfolio and $80,000 of income attributable to Interpak Terminal's share of a real estate joint venture.

    Gain on sales of securities of $293,000 in 1995 represents the gain on sales of various securities sold to two officers of the Company as described in note 5 to the consolidated financial statements.

    Increase in underlying equity of Intersystems, Inc. was $40,000 in 1995 compared to $371,000 in 1994. A larger amount of Intersystems' convertible subordinated debentures were converted by the holders into common stock in 1994 than in 1995.

    Interest and debt expense increased by $151,000 (28%) to $687,000 in 1995 from $536,000 in 1994 due to increased borrowings by Interpak Terminals.

Impact of Inflation

    Inflation has not had a significant impact on the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

    Operating activities for the nine months ended September 30,1995 used cash of $76,000. Proceeds from the sale of a finance subsidiary's loan portfolio provided cash of $467,000, $125,000 was received from an affiliate, $172,000 was received from sale of securities, and $318,000 from the issuance of promissory notes. Repayment of notes payable related to the finance subsidiary's operations used $660,000, $200,000 was used for installment payments on the term loan, $143,000 for additions to equipment and other net uses required, $19,000 which resulted in a decrease in cash of $16,000 for the six months ended June 30,1995.

    At September 30, 1995, the Company had a working capital deficit of $3,532,000 which included $1,785,000 for Interpak. The Interpak working capital deficit includes $850,000 under a revolving loan agreement that expires February 1996 but which is expected to be refinanced when it becomes due although there can be no assurance that the company will be able to refinance or refinance on the same terms. It is expected that Interpak's operations should be sufficient to generate cash flow to meet its other obligations as they become due. Included in the balance of the deficit is approximately $1,850,000 of various accounts and notes payable to affiliates, as to which the Company is confident of its ability to fund these amounts as needed from operations and sales of investment securities.

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

    Interpak Holdings, Inc. the Company's principal subsidiary, relies on cash flow from operations and has a revolving line of credit of $1 million, secured by accounts receivable, which was fully borrowed at November 30, 1995. The loan matures in February 1996 and the interest rate is prime plus 1%.

    The Company and its subsidiaries have no significant commitments for capital expenditures.

                                     PART II

Item 4. Submission of Matters to a Vote of Security-Holders

    On July 11, 1995, the Company held its 1995 Annual Meeting of Shareholders, at which the shareholders elected the following individuals to serve as directors until the next annual meeting of shareholders and until their successors are elected: Herbert M. Pearlman, David S. Lawi, Joseph J. Farley, Walter M. Craig, Jr., William Lerner and John E. Stieglitz.

    The holders of record of the respective number of shares at common stock of the Company set forth below voted for, or withheld authority for, the election of the following individuals as members of the board of directors:

                                 No. of               No. of Votes
NAME                            Votes For               Withheld
----                            ---------             ------------
Herbert M. Pearlman             1,668,676                76,029

David S. Lawi                   1,668,723                75,982

John E. Stieglitz               1,668,723                75,982

Walter M. Craig, Jr.            1,668,751                75,954

William Lerner                  1,668,784                75,920

Joseph J. Farley                1,568,756                75,948

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Helm Resources, Inc.



November 10, 1995                  /s/Daniel T. Murphy
                                   ------------------------
                                   Daniel T. Murphy
                                   Executive Vice President
                                   Chief Accounting and
                                   Financial Officer

                              INDEX TO EXHIBITS

Ex-27.1      Financial Data Schedule