Form 10KSB
period 1995-12-31
HELM RESOURCES INC/DE/
filed 1996-04-15
CIK 351685

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 For Fiscal Year Ended December_31,_1995     [Fee Required]
                                        or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934    [No Fee Required]    For the transition period
__________________ to ___________________.

Commission File No. 1-8292

_________________________HELM_RESOURCES,_INC.________________________

          (Exact name of registrant as specified in its charter)
___________Delaware_________________________________59-0786066____________
(State or other jurisdiction of		     (IRS Employer Identification
No.) incorporation or organization)

      	537 Steamboat Road
_______Greenwich,_Connecticut____	         ____________06830____________

(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (203)_629-1400

Securities registered pursuant to Section l2(b) of the Act:


                               						Name of each exchange
Title_of_each_class		              	 _on_which_registered_
Common Stock, par value $.0l		       American Stock Exchange

Check whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes _[X]_   No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 1995 were $15,183,000. The aggregate market value of the voting stock held by non-affiliates of the issuer is approximately $1,674,000 based upon the closing price of the issuer's common stock, $.01 par value, as reported by the American Stock Exchange on March 26, 1996, which was $.9375.

The number of shares of the registrant's Common Stock, $.01 par value, outstanding on March 26, 1996: 2,458,953.

Documents incorporated by reference:  NONE
Transitional Small Business Format: Yes ____  No __X__

      		Page   1 of 72 pages.  Exhibits begin on page 72

                         				TABLE OF CONTENTS
                           		-----------------
                                 	PART I
                                  ------

ITEM 1: BUSINESS

INTRODUCTION.............................................................3

INTERPAK TERMINALS, INC..................................................4

INTERSYSTEMS, INC.
       Introduction......................................................6
       Recent Developments...............................................7
       The Business of InterSystems Nebraska.............................9
       The Business of Chemtrusion, Inc.................................12

INVESTMENTS
       The Mezzanine Financial Fund, L.P................................14
       Unapix Entertainment, Inc........................................14
       Professionals' Financial Services, Inc...........................15

EMPLOYEES...............................................................16

ITEM 2: PROPERTIES......................................................16

ITEM 3: LEGAL PROCEEDINGS...............................................18

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............19

                                  PART II
                                  -------

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY
       		AND RELATED STOCKHOLDER MATTERS................................20

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         AND FINANCIAL CONDITION........................................21

ITEM 7: FINANCIAL STATEMENTS............................................24

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................24

                                  PART III
                                  --------

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............25

ITEM 10: EXECUTIVE COMPENSATION.........................................27

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
			AND MANAGEMENT.......................................................32

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS...........33

ITEM 13: EXHIBITS, LISTS AND REPORTS ON FORM 8-K........................38

                                  PART I
ITEM l.  BUSINESS
- -----------------

INTRODUCTION
- ------------

      	Helm Resources, Inc. (the "Company") provides financial services and management assistance to small and mid-market companies and, in recent years, has developed and oversees the management of various business enterprises. Currently, the Company, through its wholly-owned and majority-owned subsidiaries, affiliated companies and investments, is engaged in several business activities.

      	The Company, through Interpak Terminals, Inc. ("Interpak"), a wholly-owned subsidiary, warehouses, custom packages and arranges for delivery of thermoplastic resins for its customers.

      	In addition, through a 35% (24.5% after December 31, 1995) owned affiliate and a public company, InterSystems, Inc. (together with its wholly owned subsidiaries, hereinafter "ISI"), provides custom resin compounding services for thermoplastic resin producers through a subsidiary, Chemtrusion, Inc., and designs, manufactures, sells and leases various agricultural and industrial products primarily used in the handling, cleaning and weighing of grain products and for sampling the quality and grade of various industrial and agricultural products, as well as commercial rolling doors and hurricane resistant shutters, through its subsidiary, InterSystems, Inc., a Nebraska corporation.

      	The Company maintains smaller investments in several companies as follows:
      	- 9% limited partnership interest in The Mezzanine Financial Fund, L.P., a Delaware limited partnership which makes collateralized loans to companies.
      	- 3.4% of the outstanding common stock of Unapix Entertainment, Inc., a Delaware corporation and a public company engaged in the business of marketing and distributing television programs and motion pictures ("Unapix").
       - 19% of the outstanding common stock of Professionals'
Financial Services, Inc. ("PFS"). PFS, a Delaware corporation, which, through its wholly owned subsidiaries, Healthcare Financial Services, Inc. and Professional Factors, Inc. based in Red Bank, New Jersey and Tampa, Florida, is in the business of financing receivables of healthcare and other enterprises.

The Company is a Delaware corporation with its principal offices at 537 Steamboat Road, Greenwich, Connecticut 06830. Its telephone number is
(203) 629-1400. Unless the context otherwise requires, reference to the "Company" includes Helm Resources, Inc. and its majority owned subsidiaries (but not its affiliates). Set forth below is a discussion of the principal subsidiaries, affiliates, and investments of Helm Resources, Inc.

                               Results of Operations
                               ---------------------

During 1995, the Company realized revenues of $15,183,000 on a consolidated basis, as compared to consolidated revenues of $14,214,000 in 1994, and the Company realized a loss of ($594,000), as compared to a loss of ($2,662,000) in 1994.

The loss from operations is attributable in part to the residual effects of the reduction experienced by Interpak of its normal rail car packaging and warehousing business due to distribution disruptions from floods and a pipeline explosion in the Houston area in the fourth quarter of 1994. The natural disasters resulted in an extreme shortage of domestic thermoplastic resins, which caused the company's warehouse utilization to fall to an all-time low. The net loss for 1994 reflects a non-recurring charge of $450,000, primarily for accruing the loss from the termination of two Interpak leases and related expenses, of which $233,000 was reversed during the year ended December 31, 1995.

INTERPAK TERMINALS, INC.
- ------------------------

                                  General
                                  -------

Interpak, a wholly owned subsidiary of the Company, offers its customers a "turnkey" polymer handling service, providing a complete bridge between the production and marketing of polymers for both domestic and export shipments. This state-of-the-art service enables the polymer producer to focus its business on the production of polymers, knowing that Interpak will efficiently package, warehouse and arrange for the distribution of polymers to the ultimate customer. Interpak believes it is one of the larger companies operating exclusively in the United States in the thermoplastic resin handling business, based on revenues, capacity, warehouse space and number of customers. Interpak has long standing and extensive contacts with resin producers and suppliers. Interpak maintains its position in the industry on the basis of the efficiency, quality, thoroughness and reliability of its turnkey service.

In 1995, Interpak had revenues of $15,066,502 and a net loss of ($240,800). The loss from operations in 1995 was attributable in part to the residual effects of the reduction experienced by Interpak of its normal rail car packaging and warehousing business due to distribution disruptions caused by floods and a pipeline explosion in the Houston area in the fourth quarter of 1994. These natural disasters resulted in an extreme shortage of domestic thermoplastic resins, which caused the company's warehouse utilization to fall to an all-time low of approximately 57% in mid-1995, as compared to approximately 85% as of March 1, 1996.

During 1994, the Company first announced that it is considering the sale of Interpak to ISI. At the present time, discussions between the Company and ISI are in the preliminary stages and no agreement in principle has been reached. If an agreement is reached, the sale would be subject to a number of conditions, including ISI's arranging financing to complete the acquisition and stockholder approval. Currently, the sales price proposed by the Company would consist of a cash down payment, the assumption by ISI of certain Helm debentures and the issuance to Helm of shares of ISI's common stock. No assurance can be given that the Company will successfully complete this transaction.

                                  Business
                                  --------

Interpak's turnkey service has three components: packaging, warehousing and distribution and bulk transfer of thermoplastic resins:

Interpak's packaging service can be tailored to meet any customer specifications. There are four types of packaging operations: box and super sack line, form fill and seal line, valve bag line and open mouth sewingline. All packaging operations are conducted with four criteria in mind: rapid processing, maintaining product integrity, strict weight tolerances and stable pallet loads.

Interpak operates twelve packaging lines in eight packaging and warehousing facilities in the Houston area, with approximately 1,507,859 square feet of space. It also operates five packaging lines at its facilities in Edison, New Jersey with approximately 125,000 square feet of warehousing space. Customers desiring warehousing store their resins at any of the above facilities. A computerized inventory management system monitors the warehoused product, which is also regularly inspected and inventoried.

Resins packaged and/or warehoused by Interpak are distributed worldwide. From Interpak's facilities, the resins are loaded in accordance with the customer's instructions, loose or palletized, onto bulk railroad cars, ocean containers, hopper trucks or onto 20 or 40 foot sea bulk containers. The proximity of Interpak's operations to various Gulf Coast ports via its Houston area facilities and to the New York and New Jersey ports via its Edison, New Jersey facility facilitates its distribution functions.

Interpak also accommodates polymer producers who require bulk transfer facilities for the shipment of materials to customers in domestic and overseas markets. Interpak's operations are concentrated, along with those of the majority of the U.S. polymer producers and suppliers, in the Houston, Texas area. Interpak's packaging facilities are located alongside rail sidings, allowing the polymers to be transported to the Interpak packaging facilities by rail cars.

Interpak's customers are producers and suppliers of thermoplastic resins. The producers are mainly the major petrochemical companies, along with certain other chemical companies. Suppliers of resins include companies that buy and sell but do not produce resins. Interpak currently has approximately 40 customers. Interpak estimates that there are in total fewer than 200 worldwide producers and suppliers of resins.

One of Interpak's customers, Union Carbide Corporation, accounted for 57% and 58%, respectively, of Interpak's revenues for 1995 and 1994.
Interpak has dedicated its Edison, New Jersey, and its Calvacade and Produce Row, Texas facilities to Union Carbide, although Interpak performs services for other customers also at such facilities on a spot basis. There are two contracts with Interpak's major customer; one for dedicated activities in each state. Both contracts will expire on April 30, 1996, unless they are renewed by the parties, and are cancellable by either party upon 30 days notice. As of April 12, 1996, these contracts have not been renewed, but Interpak expects to continue servicing this customer under the terms of the present contracts until renewals are entered into. Interpak does not believe that its business is dependent upon any one customer; however, the loss of Union Carbide Corporation would adversely affect its revenues until such time as the business represented by such customer was replaced. There can be no assurance that such revenues could be replaced.

Environmental Matters

Interpak does not currently anticipate any material effect upon its capital expenditures, earnings or competitive position as a result of its compliance with Federal, state and local provisions which have been enacted or adopted relating to the protection of the environment.

INTERSYSTEMS, INC.
- ------------------

Introduction
- ------------

InterSystems, Inc. was originally organized under the laws of the state of Delaware in 1984. ISI's two principal lines of business today consist of the operations of its wholly-owned subsidiary, InterSystems, Inc., a Nebraska corporation ("InterSystems Nebraska"), which designs, manufactures and sells specialized materials handling equipment, and the custom resin compounding operations conducted by its wholly-owned subsidiary, Chemtrusion, Inc. ("Chemtrusion"). For each of the two years ended December 31, 1995, approximately 76% of ISI's revenues were attributable to the business of InterSystems Nebraska and approximately 24% of ISI's revenues were attributable to the business of Chemtrusion.

Historically, ISI's principal line of business had been the sale and distribution of thermoplastic resins on a worldwide basis. In April 1993, ISI completed the sale to Bamberger Acquisition Corp., a newly formed Delaware corporation ("Acquisition") owned by six individuals who were then members of ISI's senior management (the "Management Group"), of all the assets related to its domestic and international resin trading and distribution business. The sale was approved by the stockholders of ISI at a special stockholders meeting held in March 1993. The sales price of $1,955,331 was paid at closing by the delivery to ISI of (i) $608,526 in cash, (ii) an additional $187,639 through the surrender by members of the Management Group of debentures of ISI and affiliates held by them, (iii) a promissory note of Acquisition in the original principal amount of $796,166 (the "Note"); and (iv) $363,000 in payments pursuant to a non-compete agreement with ISI. Acquisition also assumed certain liabilities of ISI. In addition, in August 1993 ISI completed the purchase from the Company of all of the outstanding capital stock of InterSystems Nebraska. The purchase was approved by a majority of the stockholders of ISI at a special stockholders meeting held in March 1993. The basic purchase price of $3,300,000 was paid at the closing by the delivery to the Company of (i) $500,000 in cash, (ii) a one-year promissory note in the amount of $300,000, and (iii) a commitment to issue to such persons as may be designated by Helm $2,100,000 aggregate principal amount of ISI's newly issued ten year 8% Convertible Debentures. In additon, ISI offset $340,000 of intercompany debt owed by Helm to ISI and transferred to Helm $60,000 in principal amount of Helm debentures received from the Management Group in connection with the sale of the Trading Business. Helm is also entitled to an earnout and certain royalties. See "Certain Relationships and Related Party Transactions."

Recent Developments
- -------------------

      	In late 1995 and into 1996, ISI and its subsidiaries, InterSystems Nebraska and Chemtrusion, embarked on plans for major internal and external expansion, in the form of new facilities and new product lines, which will have the effect of greatly expanding manufacturing capacity and rounding out product lines to reduce the effects of seasonality on product demand, as more fully described below.

The Company
- -----------

      	Private Placement. On December 1, 1995, ISI commenced a private placement of 25 Units consisting of 40,000 shares of Common Stock and 20,000 Common Stock Purchase Warrants for $55,000 per Unit. ISI reserved the right to sell up to 35 Units, and to sell fractional Units. The purchase price per Unit was based upon the average of the closing price of the common stock on the American Stock Exchange during the ten trading days preceding November 15, 1995, which is the date the Board of Directors of ISI authorized the offering, or $1.375. The private placement closed in February 1996 after the Board of Directors of ISI resolved to accept subscriptions for 39 Units, which yielded approximately $2,100,000 in proceeds to ISI. These proceeds were used to repay debt, to provide working capital and to provide in part funds for the proposed Interpak acquisition, discussed on page 4-5, and the proposed Tropical Manufacturing Group acquisition, discussed on page 8.

InterSystems Nebraska
- ---------------------

      	Expansion of Omaha Facility. In November 1995, InterSystems Nebraska entered into a lease for a second 30,000 square foot facility in Omaha, thereby nearly doubling total square footage under use to 70,000 square feet. In connection with the expansion, the subsidiary has arranged $1.1 million in operating leases and $500,000 in equipment financing for advanced robotics, software and other automated equipment to be installed in both facilities. Installation is expected to be completed by April 1996. The planned expansion and automation are designed to render the combined facility efficient and state-of-the-art without changing the present workforce, and to increase manfacturing capacity to permit InterSystems Nebraska to meet its record backlog, bring subcontracted work back into the plant and take on additional customers.

       	Acquisition of The Tropical Manufacturing Group, Inc. InterSystems Nebraska, through a subsidiary, Tropical Systems,Inc. ("TSI") signed a letter of intent in September 1995 (the "Letter of Intent") for the acquisition of the assets of The Tropical Manufacturing Group, Inc. headquartered in Miami, Florida ("Tropical"), and has entered into an operating agreement with Tropical, which is engaged in the business of manufacturing and selling commercial rolling doors and hurricane resistant doors and shutters in South Florida, Latin American and the Caribbean. Under the operating agreement, Tropical (i) has assigned to TSI its rights to sell, market and distribute its products and (ii) is manufacturing its products for the sole account of TSI, in exchange for the agreement of TSI to pay Tropical cost plus 1% for each product so manufactured. This is intended as an interim arrangement which may be terminated at any time by TSI, and which will be terminated upon the purchase by TSI of all of Tropical's assets and the assumption of certain liabilities of Tropical pursuant to the Letter of Intent. The consummation of the purchase is conditioned upon arranging the necessary financing to complete the purchase and obtaining clear title to the assets of Tropical, which are currently subject to various tax and other liens. At the present time, the cost of acquiring the assets of Tropical is expected to be approximately $250,000, although transactional expenses and the cost of clearing title may increase this estimate.
      	The acquisition of this facility and product line is expected to complement the present product demand of InterSystems Nebraska, which usually peaks in the summer months and drops in the winter months, whereas Tropical experiences high product demand year round, but especially during hurricane season.

Chemtrusion
- -----------

     		On January 26, 1996, Chemtrusion entered into a Definitive Agreement for
Compounding Services with Mytex Polymers ("Mytex"), a Delaware general partnership of affiliates of Mitsubishi Chemical America and Exxon Chemical
Company, a division of Exxon Corporation.

      	Pursuant to the Agreement, Chemtrusion has undertaken to acquire 16.4 acres of land in Jeffersonville, Indiana, and to construct thereon and equip in accordance with agreed upon plans and specifications a plastics compounding plant at a cost currently estimated not to exceed $12.7 million. As designed, the plant will initially contain four production lines with an annual capacity of 35 million pounds of product, and will contain sufficient space to add several additional production lines, if desirable, at a future date. Chemtrusion and Mytex are working together to obtain construction financing for the plant, and Mytex has agreed to fund the cost of construction on an interim basis until permanent construction financing is in place. Ground has been broken and the expected completion date of the plant is August 31, 1996.

      	Upon completion of the plant, Chemtrusion will produce an array of polypropylene-based compounds at the plant exclusively for the benefit of Mytex. Production at the plant will use raw materials and specifications provided by Mytex. Once the plant is completed, Chemtrusion will be paid a monthly management fee for its operation of the plant which will cover most operating expenses of the plant and construction financing debt service, and which management currently expects to provide significant net profits to Chemtrusion on an annual basis.
       The initial term of the Agreement is five years, and Mytex has the option to renew the Agreement for two additional five year terms. The
Agreement may be terminated by either party upon the default of the other, except that certain defaults require notice and an opportunity to cure. Termination of the Agreement triggers purchase rights on behalf of Mytex (the "Option") and put rights on behalf of Chemtrusion (the "Put") with respect to the facility. The purchase price under the Option and Put ranges from $1.5 million plus assumption of the construction financing, to assumption of construction financing less $700,000, depending on when the rights are exercised and whether the exercise follows a default by Mytex or Chemtrusion.
      	Mytex has the right to require Chemtrusion to undertake the expansion of the plant at any time at its sole cost and expense, with adjustment in the management fee payable to Chemtrusion.

                                  ----------

ISI had revenues of $16,555,000 and $15,063,000, respectively, for the years ended December 31, 1995 and 1994. For these same periods, losses were ($695,000) and ($732,000), respectively, after a non-recurring charge in 1994 of $495,000.

The Business of InterSystems Nebraska
- -------------------------------------

InterSystems Nebraska designs, manufactures, sells and leases equipment for sampling, conveying, elevating, weighing and cleaning a wide variety of products for the industrial and agricultural sectors of the economy, including the following industries: grain and animal feed, fertilizer, petrochemical, milling, plastics, chemical, pharmaceutical, food, minerals and paper and pulp. In addition, pursuant to its subsidiary's Operating Agreement with The Tropical Manufacturing Group, Inc., InterSystems Nebraska is engaged in the manufacture and sale of commercial rolling doors and hurricane resistant shutters. See Recent Developments-InterSystems Nebraska--Acquisition of The Tropical Manufacturing Group, Inc. on page 8.

The equipment that InterSystems Nebraska designs and manufactures includes automatic samplers, mechanical truck and rail probes, conveyors, bucket elevators, screeners and bulk weighing systems. A brief description of the equipment is set forth below:

Automatic samplers. Automatic samplers are used to sample materials such as powders, pellets, granules and liquids in gravity, pneumatic or liquid applications. Samplers are used at different stages of a material handling or production process to determine the quality of the products being received, produced or transported. Automatic samplers are sold to customers in substantially all businesses served by InterSystems Nebraska and can be adapted to extreme applications, such as high temperatures, toxic materials and non-standard pressures. InterSystems
Nebraska manufactures a line of automatic samplers for use by agricultural customers as well as a line for use by industrial customers.

Truck and Rail Probes. Truck and rail probes are used to mechanically sample commodities being received by truck or railcar to determine quality. Either a core or a compartmentalized probe is hydraulically inserted into the load and a sample is retrieved. Examples of commodities that can be sampled using truck and rail probes include grains, soymeal, sunflowers, flax, cranberries and wood chips.

Conveyors. Conveyors are used to transport bulk materials horizontally or at inclines of up to 60 degrees. The material is moved by using a chain and a series of paddles to drag the material or to move it en masse. Conveyors are frequently used for the movement of such commodities as grain, feed, sugar, green barley malt, flour, minerals, oyster shells and fertilizer.

Bucket elevators. Bucket elevators are used to elevate material vertically. The material is elevated by utilizing buckets attached to a belt. Material flows into the buckets at the bottom and is discharged when reaching the top. This equipment is typically required by customers to elevate commodities such as wood chips, slate, fertilizer, flour, grains and malt.

Screeners. Screeners are used to separate smaller particles from the product stream. This is accomplished by running the product over screens which separate the material by particle size. Screeners are typically used for commodities such as grains, pellets, feed, pet food and soymeal.

Bulk Weighing Systems. Bulk weighing systems are used to weigh free flowing bulk commodities that are being continuously loaded into trucks, railcars, barges or ships. During the weighing operation, information can be obtained and assessed without interrupting the scale process. A typical system includes a structure with several hoppers and an electronic package that controls the weighing operation. These systems are generally sold for the bulk weighing of grains, oil, flour, soymeal and fertilizer.

                                  Sales and Marketing
                                  -------------------

InterSystems Nebraska's industrial samplers are sold by approximately 80 manufacturer's representatives who are independent sales representatives and independent contractors of InterSystems Nebraska. These representatives typically market various lines of industrial products and equipment manufactured by InterSystems Nebraska as well as five to ten other companies. However, the representatives do not offer or sell products competitive with those of InterSystems Nebraska within a given product line. Each representative has an exclusive territory within which the representative operates. Compensation of such representative is strictly on a commission basis.

Intersystems Nebraska's other products are sold by 5 sales personnel who are employees of the Company. In addition, InterSystems Nebraska leases its agricultural automatic sampling systems. In this circumstance,

InterSystems Nebraska typically enters into a three-year agreement with its customer, generally a grain elevator, pursuant to which InterSystems Nebraska installs the sampling system and maintains the system on a continuing basis. In consideration for these services, the customer agrees to pay InterSystems Nebraska monthly for each sample drawn and to pay for a minimum number of samples during each l2-month period.
To date, most of InterSystems Nebraska's equipment has been sold within the grain, feed and grain processing industries. InterSystems Nebraska is seeking to increase its sales volume by marketing its products outside of the United States. InterSystems Nebraska currently has the following foreign representatives: 4 in Mexico, 8 in Canada, 4 in Europe, one in Australia and one servicing the remainder of Central America and South America.

                                  Manufacturing
                                  -------------

InterSystems Nebraska fabricates, welds and assembles raw material and other purchased components into its finished sampling and handling systems. InterSystems Nebraska's products are designed and manufactured at its 40,000 square foot office and manufacturing facility in Omaha, Nebraska, of which approximately 30,000 square feet are dedicated to manufacturing operations. The subsidiary relies where possible on automated production systems, and has invested in a CNC turret punch and computerized machining and fabrication equipment. In addition, engineering efficiency has increased and costs have decreased through the implementation and use of a Computer Aided Design (CAD) system, which was installed in 1985.

                            Suppliers and Raw Materials
                            ---------------------------

The principal raw materials used by InterSystems Nebraska in its product manufacturing consist of steel, plastic and other stock, all of which are commonly available from numerous suppliers and vendors. InterSystems Nebraska has not experienced, nor does it reasonably anticipate, any material interruption in the supply of raw materials necessary to manufacture its products.

                               Backlog and Customers
                               ---------------------

InterSystems Nebraska had a sales backlog of approximately $2,300,000 at December 31, 1995, compared with $1,350,000 at December 3l, 1994. All orders at December 3l, l995 are believed to be firm and are expected to be filled by December 3l, l996.

During 1995, InterSystems Nebraska provided equipment to approximately 1,300 customers. No single customer has accounted for 10% or more of InterSystems Nebraska's total revenues during 1995 or 1994. InterSystems Nebraska does not believe that the loss of any single customer would have a material adverse effect on its business operations.

                                    Competition
                                    -----------

InterSystems Nebraska competes against numerous equipment manufacturers and suppliers of products similar to those it manufactures. Many of these manufacturers and suppliers have longer operating histories and greater resources than InterSystems Nebraska. Competition in the markets served by InterSystems Nebraska is mainly through product quality and performance, competitive pricing, engineering expertise and timely service.

                          		Patents and Trademarks
                            ----------------------

InterSystems Nebraska has a registered trademark in the United States for its "I-S" logo. InterSystems Nebraska's marketing efforts are not materially dependent in any way on any trademark, patent or other intellectual property rights, although InterSystems Nebraska has received certain design patents on aspects of its equipment, including its wood pulp sampler, wood chip sampler, grain cleaner bypass and radius bottom conveyor.

The Business of Chemtrusion
- ---------------------------

Chemtrusion provides the value-added service of custom compounding thermoplastic resins for resin producers. Custom resin compounding involves the combining of a resin with various additives such as pigments, impact modifiers, mineral fillers or stabilizers to customize the product to a particular end use. The end use may require color, opaqueness, toughness, stiffness, flame or chemical retardance characteristics or other specified qualities not available in standard thermoplastic resins. These compounds are used extensively in consumer products, packaging materials, automotive parts, and in the electrical, agricultural and office equipment industries. A variety of compounds are manufactured by Chemtrusion, including filled polyolefins, glass reinforced thermoplastics of all kinds and additive concentrates for the polyolefin film industry.

                           		Compounding Operations
                             ----------------------

Chemtrusion provides custom compounding services using three twin screw extruders, various blenders and other equipment. Based on the rated capacity of its equipment and given the current mix of the products manufactured by Chemtrusion, Chemtrusion's present annual manufacturing capacity is approximately 34 million pounds. 1995 production was approximately 28,943,000 pounds, compared to approximately 27,391,000 pounds in 1994. From the perspective of pounds of resin processed, Chemtrusion's business consists predominantly of toll compounding operations, although to a very limited extent Chemtrusion is engaged in proprietary compounding. In 1996, Chemtrusion will undertake the construction of a $12.7 million plastics compounding plant in Jeffersonville, Indiana, which will contain four production lines and will be operated by Chemtrusion for the sole benefit of Mytex Polymers. See "Business--Recent Developments--Chemtrusion" on page 8.

In Chemtrusion's compounding operations, the customer supplies all or most of the raw materials including resin and other additives. Chemtrusion supplies the operating equipment and process technology for combining the feedstocks and additives into finished compounded resins. Chemtrusion does not typically acquire an ownership interest in the raw materials or finished product. In most cases, Chemtrusion's customer supplies the specifications and formulations for the end product. In others, a customer with a specific end use for a compound requests Chemtrusion to modify the customer's existing formulation. To an increasing extent, Chemtrusion is assisting customers in developing products that have resulted from the customers' research and development activities to a product that is ready for commercial use.

                          Suppliers and Raw Materials
                          ---------------------------

Chemtrusion is typically not required to purchase any significant raw materials for its compounding operations other than maintenance related supplies for its compounding equipment. These supplies are commonly available from numerous suppliers and vendors. Chemtrusion has not experienced, nor does it reasonably anticipate, any material interruption in the supply of materials for its compounding operations.

                              Sales and Marketing
                              -------------------

Marketing efforts are conducted through involvement of Chemtrusion executive officers in industry and trade networks, attendance at trade and technology conferences and symposia and other venues where resin producers or independent proprietary compounding houses can learn of Chemtrusion's capabilites. Chemtrusion does not have an outside or field sales force. Chemtrusion believes its focus on quality has resulted in the development of stable, long-term customer relationships.

                                  Customers
                                  ---------

The customer base for Chemtrusion's compounding business consists primarily of resin producers, although end product distributors and independent proprietary compounders also represent a small portion of the company's customer base. For each of the last two fiscal years, approximately 70% to 80% of total revenues of the compounding business were attributable to between eight and ten regular customers. Of these, one customer accounted for approximately 75% of total revenues of the compounding business for the years ended December 31, 1995 and 1994.
This customer is a large and well known resin producer, and is the oldest customer of the compounding business. The Company believes that the loss of this customer would have a material adverse effect on the compounding business and on the Company's revenues. Although there are minor fluctuations in demand for custom compounding services resulting from new automobile model introductions in the fall and plastic outdoor product sales in the spring and summer, these fluctuations are not significant.

                                 Competition
                                 -----------

Chemtrusion competes with numerous compounding businesses, and its operations represent an insignificant percentage of the overall compounding activities in the United States. The primary competitive factors in compounding of resins are the ability to provide high quality, precise, high yield, value added services to the customer on a timely basis, in accordance with customer specifications. Price is typically a secondary concern due to the "made to order" nature of the business. Chemtrusion has sought to position itself as a custom compounder capable of handling a broad spectrum of compounding jobs in a timely and precise manner.

Research and Development

During the two fiscal years ended December 31, 1995 and 1994, ISI spent minimal amounts on research and development activities.

Environmental Matters

ISI does not currently anticipate any material effect upon its capital expenditures, earnings or competitive position as a result of its compliance with Federal, state and local provisions which have been enacted or adopted relating to the protection of the environment.

                               INVESTMENTS
                               -----------

Mezzanine Financial Fund, L.P.
- ------------------------------

The Company presently holds a $303,000, or 9%, limited partnership interest in the Mezzanine Financial Fund, L.P., a Delaware limited partnership (the "Fund") formed to provide capital in high yield "mezzanine" debt situations of mid-market companies and to provide asset-based lending directly to or in participation with other commercial lenders. A total of $3,400,000 of limited partnership interests have been sold, including a $200,000 contribution from the Fund's general partner and an additional $1,000,000 in notes have been issued by the Fund. As of February 28, 1996, the Fund had loans outstanding in the aggregate amount of approximately $4,260,000 to 11 entities. Through its first five years of operation, the Fund has been profitable each year and has never had a capital loss from any investment situation.

In consideration of Helm's investment, the Fund has agreed to the extent that it will be providing mezzanine financing, asset-based financing or otherwise investing in a company which requires capital to be invested in an amount in excess of what the General Partner determines to be a suitable level for the Fund, to offer the Company the opportunity to participate in any investment before offering such opportunity to unrelated third parties. In addition, should any company that the Fund invests in elect to sell all or substantially all of its assets, the Fund, to the extent that it is practical, shall request that the company grant to Helm a right of first refusal to purchase such assets prior to offering the opportunity to unrelated third parties.

Unapix Entertainment, Inc.
- --------------------------

Unapix is a Delaware corporation and a public company (AMEX:UPIX) which was formed in 1993. As of March 15, 1996, the Company owned 171,432 shares of its common stock, representing 3.4% of the shares presently outstanding.

Unapix is a worldwide licensor of feature films and television programs, primarily produced by others, principally for the television market (including free and pay television, cable and satellite) and the home video market (including video cassette and laser disc). The company's current "library" of films and programs includes feature films, documentaries, children's programming, classic films and serials, musical concerts, comedy shows, adventure series and special interest programming (the "Properties").

Prior to 1993, Unapix primarily focused on the international distribution of older Properties. Since then, Unapix expanded its activities to exploit the increasing worldwide demand for television programming and home video products resulting from the fractionalization of the television viewing audience.

During 1993, Unapix implemented a plan to expand and diversify its business into the areas of domestic and foreign licensing, and domestic home video cassette and laser disc distribution of newer Properties, including Properties that are designed to appeal to a specific segmented audience. During 1994 and 1995, Unapix continued its plans of expansion and diversification by adding a significant number of newer Properties to its library.

To facilitate its plans of expansion, the Company established separate divisions, which currently consist of Unapix International, Unapix North America (formerly known as Unapix Entertainment) and Unapix Consumer Products. Unapix International concentrates on the distribution of Properties from the company's library to foreign broadcasters and home video companies. Unapix North America is presently engaged in the licensing of Properties to the North American home video and television markets. Unapix Consumer Products, formed in January 1995, conducts the company's "sell-through" operations, marketing products that are intended to be purchased by consumers.

PROFESSIONALS' FINANCIAL SERVICES, INC.
- ---------------------------------------

Since 1993, Professionals' Financial Services, Inc. ("PFS"), a privately-held Delaware corporation based in Red Bank, New Jersey, has been engaged in the business of providing capital to small and mid-market business enterprises through the purchase of accounts receivable. Through its wholly-owned subsidiaries, HealthCare Financial Services, Inc. ("HF") and Professional Factors, Inc. ("PF"), both of which are located in Tampa, Florida, PFS has been engaged in the business of providing factoring services to healthcare related business enterprises which need credit accomodations of between $50,000 and $400,000 and are unable to obtain traditional commercial bank financing.

In providing its factoring services, HF purchases accounts receivable from its customers at discounts that range from 4% to 6% for the first 30 days that the accounts remain outstanding after such purchase.
Additional charges are applied upon collection. While PFS, through HF, initially extended factoring services primarily to companies in the healthcare field, has diversified its client base and initiated factoring services for companies engaged in other business activities. In this regard, PFS formed Professional Factors, Inc. in 1995.

HF and PF also provide billing and collecting services, at an additional fee, for their respective customers, thereby becoming more essential to a customer's operating business.

The Company presently holds 325,635 shares of common stock which it acquired in 1995, representing approximately 19% of the common stock of PFS presently outstanding.

                               		EMPLOYEES
                                 ---------

The Company. The Company has 8 employees, 5 of whom serve in executive capacities and 3 who serve principally in administrative capacities.

Interpak Terminals, Inc. Interpak employs approximately 185 full-time employees in Texas and 43 full-time employees in New Jersey, including executives, clerical and administrative personnel and warehouse personnel. Approximately 30 Interpak employees are covered by a collective bargaining
agreement which expires in May	1996.

InterSystems, Inc. ISI currently employs 182 persons, all of whom are full time employees, in executive, administrative and clerical, and production, engineering and laboratory personnel capacities. None of ISI's employees are represented by a union.

The Company believes its subsidiaries and affiliates have good relations with their employees.

ITEM 2.  PROPERTIES
- -------------------

The Company. The Company shares occupancy with four other corporations of 4,500 square feet of office space located at 537 Steamboat Road, Greenwich, Connecticut. The lease commenced in June 1995, and has a term of three years with an annual base rent of $99,000 for the first year, $103,500 for the second year and $108,000 for the third year. The other corporations sharing this space are ISI, Unapix and two other corporations as to which Messrs. Herbert Pearlman and/or David Lawi serve as directors and to which they devote some of their business time. The rent is apportioned among the other four corporations occupying the space.

Interpak Terminals, Inc. Interpak's principal executive offices and domestic operations headquarters are located at one of its packaging and warehouse facility in Houston, Texas. Interpak leases twelve facilities at which packaging, warehousing and distribution or bulk transfer services are conducted. Certain of these facilities also have administrative offices. These facilities are as follows:

                                      			  Approximate       Current
Location		               Term Expires	     Square Feet	      Annual Rent
- --------                 ------------      -----------       -----------
Edison, New Jersey I	    September 1998    		 76,800         $188,700
Edison, New Jersey II	   September 1998	    	 48,000	         136,356
Houston, Texas I        	January 1998       	136,930          340,325
Houston, Texas II	       February 2003	     	163,000          454,200
Houston, Texas III	      March 2000		        176,225         	359,499
Houston, Texas IV	       December 1996		     147,873          294,872
Houston, Texas V	        June 1999		          99,267          238,241
Houston, Texas VI	       May 1999          		151,000	         326,160
Houston, Texas VII      	May 1999           	141,000          304,560
LaPorte, Texas	          September 2005		    198,378         	494,913

InterSystems Nebraska: InterSystems Nebraska owns a 40,000 square foot office and manufacturing facility in Omaha, Nebraska, subject to a mortgage of $840,000 to secure indebtedness of an industrial development bond due in December 1996, requiring periodic payments of interest and principal. The interest rate is 11% and the remaining principal balance is approximately $41,220. The facility is subject to a second mortgage with respect to a term loan due in September 1999.

In November 1995, InterSystems Nebraska entered into a lease for a facility comprising 30,000 square feet of additional manufacturing space in Omaha. The lease provides for an annual rental of approximately $100,000 per year and expires in November 2000.

Given the current mix of equipment manufactured by InterSystems Nebraska and its current pricing, the Company believes that the facilities are capable of manufacturing equipment representing approximately $20,000,000 in sales. The Company utilized 100% of the productive capacity of its original facility in 1995.

InterSystems Nebraska also leases approximately 950 square feet of office space in Dallas, Texas for use as a regional sales office at an annual rental of approximately $11,400. This lease expires in December 1996, and is subject to renewal.

Chemtrusion: Chemtrusion conducts its business in a leased 78,410 square foot facility located in Houston, Texas. The current annual rent is $205,800, and the lease expires in April 1997. The Company estimates that Chemtrusion operated at approximately 86% of the facility's practical capacity during 1995.

In January 1996, Chemtrusion acquired a 16.4 acre parcel of land in Jeffersonville, Indiana, on which it will construct a $12.7 million plastics compounding plant, which will contain four production lines and will be operated by Chemtrusion for the sole benefit of Mytex Polymers. See "Business-Recent Developments-Chemtrusion."

ISI shares executive office space with Interpak Terminals, Inc. at the Houston, Texas II facility above, for which it pays no rental.
The rent expense that could be allocated would be minimal.

The Company believes that its properties and the properties of its subsidiaries are in good operating condition and adequate for it and its subsidiaries' present levels of operation. The Company's affiliated companies have office and operating facilities that are adequate for their present operations. The Company does not deem any one of its affiliated company's facilities to be materially important to the Company.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

On December 13, 1993, Shirley Garner, the wife and duly appointed guardian of James A. Garner, commenced lawsuits against the Company and Interpak Terminals, Inc. in the Probate and County Court of Brazoria County, Texas (docket no. 19,408), and in the 10th Judicial District Court for the County of Galveston, State of Texas (docket no. 93CV1479). The suit in the District Court for the County of Galveston has been dismissed.

In her original complaint, the plaintiff demanded a jury trial and sought an unspecified amount of damages arising from injuries sustained to Mr. Garner, an independent contractor, while installing equipment at a facility of Interpak Terminals, Inc., a Texas corporation and a subsidiary of the Company ("Interpak Texas"). The Company and Interpak Texas have notified their respective insurance carriers of this claim, and Interpak Texas and the Company's primary general liability insurer, The Travelers Insurance Cos., has retained counsel in Houston and is defending this matter.

Mr. Garner died in October 1995. On October 30, 1995, the plaintiff filed an amended complaint seeking wrongful death damages for herself and her two sons aggregating $17,500,000, medical expenses of $3,000,000 and punitive damages to the maximum extent allowable by law. The matter is presently scheduled for trial in late April 1996. The amended complaint alleges that Mr. Garner was an employee of Interpak Texas, or that in the alternative, he was an independent contractor.

Prior to the date of the incident, in the normal course of business, Interpak Texas made application to reject coverage under the Texas Workers' Compensation Act and, upon approval by the state, obtained insurance coverage which provided excess indemnity insurance in the amount of $750,000 per incident, with a $250,000 deductible, and provided a maximum of $4,000,000 through underwriters at Lloyds. The purpose of these arrangements was to provide funds to the employer in order to pay statutory workers' compensation benefits. In addition, at the time of the incident in question, Helm had in place, on behalf of itself and its subsidiaries, a $1,000,000 primary general liability policy by The Travelers Insurance Cos., together with a $5,000,000 excess/umbrella policy through Westchester Fire Insurance Group. Neither the Travelers nor Westchester policies was written to provide for employers liability under the Texas Workers' Comensation Act.

Both Lloyds and Westchester are monitoring this litigation. While Travelers is vigorously defending this litigation, it is impossible to predict the outcome of this case or to reasonably estimate the amount of the damages, if any, which may be awarded by the jury in this case should the jury find for the plaintiff. Any verdict in excess of any insurance proceeds which may be available to Interpak Texas or the Company under any applicable policies could have a material adverse effect upon the business and financial condition of Interpak Texas and the Company, and may cause either or both of the companies to seek protection under applicable bankruptcy laws.

In addition, the Company and its subsidiaries and its affiliates are parties to lawsuits arising out of the ordinary course of business, which, either individually or in the aggregate, are not material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None
- ------------------------------------------------------------

                             					PART II
                                  -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
- --------------------------------------------------------------
STOCKHOLDER MATTERS
- -------------------

(a) Market Information
    ------------------

The Company's common stock is listed on the American Stock Exchange under the symbol "HHH". The following table sets forth the high and low closing sale prices for the Company's common stock for the periods indicated, as reported on the American Stock Exchange - Composite Tape.

              				l995	             High            Low
                  ----              ----            ---
          			First Quarter        $	1.00	            .75
          			Second Quarter	        	.75	            .4375
          			Third Quarter         		.8125          	.5625
          			Fourth Quarter	       	1.0625          	.625

              				l994	             High            Low
                  ----              ----            ---

          			First Quarter		        1.875          	1.125
	          		Second Quarter		       1.875	          1.125
          			Third Quarter        		1.25	            .875
          			Fourth Quarter	        1                .625

On March 26, l996, the closing price of the Company's common stock was $.9375.

(b) Holders As of March 1, 1996, there were, to the best of the Company's knowledge, approximately 1,900 holders of record (not beneficial holders) of the Company's Common Stock.

(c) Dividend Policy The Company has not paid any cash dividends during the last two fiscal years. The Company currently intends to retain all of its earnings to support the development of its business and does not anticipate paying any cash dividends for the forseeable future.











             [The rest of this page intentionally left blank.]

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
- -----------------------------------------------------------
OPERATIONS AND FINANCIAL CONDITION
- ----------------------------------

1995 Compared to 1994
- ---------------------

 	Revenues increased $969,000 (7%) in 1995 to $15,183,000 compared to $14,214,000 in 1994 primarily due to an increase in packaging and storage volume at Interpak.

  Operating expenses increased $420,000 (4%) to $11,953,000 in 1995 from $11,533,000 in 1994. Approximately $627,000 is due to increased labor cost at Interpak to accomodate the increase in volume and a decrease of $128,000 in amortization of data bank which was fully depreciated in 1994.

  Selling, general and administrative expenses decreased $617,000 (14%) in 1995 to $3,917,000 compared to $4,534,000 in 1994. Increased allocations of parent company expenses to affiliates resulted in a decrease of $432,000, and $237,000 was due to reductions in Arcadian Financial following the sale of its loan portfolio earlier in the year.

  The $738,000 gain on sale of securities in 1995 represents gains on sales of various securities held by the Company including sales of securities to two officers. The gain of $100,000 in 1994 represents the gain on sale of warrants held by the Company. See Note 3 to the Consolidated Financial Statements.

 	Lease termination cost of $233,000 was recorded in 1994 in anticipation of cancellation of a long term lease upon sale of the related property.
In 1995, the aniticpated sale did not close and the provision was reversed since the Company's subsidiary decided to continue to lease the property. See Note 13 to the Consolidated Financial Statements.

  Equity in net loss of affiliates decreased to $132,000 in 1995 from $256,000 in 1994 due to a decrease in the share of InterSystems' loss of $41,000 and an increased share of real estate joint venture income of $48,000 and $35,000 equity in income of a new investment, Professionals' Financial Services, Inc. in 1994. See Note 2 to the Consolidated Financial Statements.

	 Increase in underlying equity of affiliate of $123,000 in 1995 consists of $96,000 relating to the Company's share of the increase in InterSystems' equity resulting from the issuance by InterSystems of common shares upon conversions of subordinated debentures, and $27,000 relating to the Company's share of the increase in Professionals'
Financial Services' equity resulting from a private placement of common stock. The $371,000 in 1994 is all attributable to InterSystems resulting form conversion of subordinated debentures and the elimination of a put option on securities held by a financial institution.

  Interest and debt expense increased by $104,000 (12%) to $989,000 in 1995 from $885,000 in 1994 due to increased borrowings by Interpak.

  The extraordinary item of $85,000 in 1994 is the debt discount related to $500,000 principal amount of subordinated debentures exchanged for preferred stock.

Impact of Inflation
- -------------------

 	Inflation has not had a significant impact on the Company's operations.

Liquidity and Capital Resources
- -------------------------------

  Operating activities for the year ended December 31, 1995 provided cash of $370,000, proceeds from the sale of securities provided $617,000 and $423,000 was provided by borrowings from affiliates. Purchases of property, plant and equipment used $204,000, and $864,000 was used for repayments of notes payable and long-term debt; other net increases were $51,000, which resulted in an increase in cash of $393,000.

  At December 31, 1995, the Company had a working capital deficit of $3,716,000, which included $2,008,000 for Interpak. The Interpak working capital deficit included $1,000,000 under a revolving loan agreement that expired in February 1996 and which is presently being extended on a month to month basis. The line, which has an annual interest rate of prime plus 1.25%, was fully borrowed at December 31, 1995, is secured by substantially all of the assets of Interpak, as well as Interpak's common stock and 400,000 shares of common stock of an affiliated company, and is guaranteed by the Company. Interpak is in violation of the covenants under this loan agreement and has requested waivers from the lender, an increase in the line of credit, and an extension of the agreement to February 1997. There is no assurance that Interpak will be able to refinance, or refinance on the same terms. It is expected that Interpak's operations, with an increase in the line of credit, should be sufficient to meet its other obligations as they become due. The balance of the working capital deficit included approximately $2,038,000 of payables to affiliates, of which $620,000 was repaid subsequent to December 31, 1995 and another $1,138,000 as to which the Company is confident of its ability to fund these amount as needed from the sale of investment securities.

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

  The report of independent certified public accountants on the Company's financial statements contains a going concern paragraph which references the violation of the loan covenants mentioned above and the outcome of the litigation included in Item 3--Legal Proceedings.

New Accounting Pronouncements

 	In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121). SFAS No. 121 requires, among other things, that impairment losses on assets to be held, and gains or losses from assets that are expected to be disposed of, be included as a component of income from continuing operations. The Company will adopt SFAS No. 121 in 1996 and its implementation is not expected to have a material effect on the consolidated financial statements.

 	In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company does not anticipate adopting the fair market method encouraged by SFAS No. 123 and will continue to account for such transactions in accordance with APB No. 25. However, the Company will be required to provide additional disclosures beginning in 1996 providing pro forma effects as if the Company had elected to adopt SFAS No. 123.

ITEM 7.  FINANCIAL STATEMENTS
- -----------------------------

The financial statements required by this Item are set forth below:

Financial Statements of the Registrant                        Page
- --------------------------------------                        ----
          Report of Independent Certified Public
          Accountants........................................ F-l

        		Consolidated Balance Sheet as of
        		December 3l, l995.................................. F-3

        		Consolidated Statements of
        		Loss for the Years Ended
        		December 3l, 1995 and l994......................... F-5

        		Consolidated Statements of
          Changes in Shareholders' Capital
          Deficit for the Years Ended December
          31, 1995 and 1994.................................. F-6

        		Consolidated Statements of
        		Cash Flows for the Years Ended
          December 3l, 1995 and 1994......................... F-7

          Notes to Consolidated Financial
          Statements......................................... F-8

Financial Statements of InterSystems, Inc., a Delaware corporation
- ------------------------------------------------------------------

        		The financial statements of InterSystems, Inc., a Delaware corporation are hereby incorporated by reference to the InterSystems, Inc.
Annual Report on Form 10-KSB for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------------------------------------------------------------------------
FINANCIAL DISCLOSURE: None

                              				PART III
                                  --------

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -----------------------------------------------------------

The directors and executive officers of the Company are set forth below. The directors serve until the next annual shareholders meeting and until their successors are elected and qualified.

Name, Principal Occupation
Over Past Five Years and	                        Director of
Other Directorships of Nominee	       Age       Company Since
- ------------------------------        ---       -------------

Herbert M. Pearlman................... 63            l980

  		Mr. Pearlman has been the Company's president and chief executive officer since l980 and became the chairman of the Company's Board of Directors in June 1984. Mr. Pearlman is a co-founder and since l982 has been a director of Seitel, Inc. ("Seitel"), a New York Stock Exchange company which is engaged in acquiring and marketing seismic data. In
March l987, he was elected as the chairman of Seitel's Board of Directors. Since l984, Mr. Pearlman has been chairman of ISI. In 1990,
Mr. Pearlman became chairman of the board of directors of Unapix.  In
1994, Mr. Pearlman became chairman of the board of American Business
Computers Corporation ("ABBC"), a public company which is engaged in the business of designing and manufacturing equipment which dispenses liquids, solids, gases, pastes and gels. Since 1989, Mr. Pearlman has been a director of PLB Management Corp. ("PLB Managment"), the general partner of The Mezzanine Financial Fund, L.P. (the "Fund"). Since 1993, he has been a director of Professionals' Financial Services, Inc.
("Professionals"). The Company presently holds equity positions in ISI, Professionals and Unapix, and a limited partnership interest in the Fund.

Walter M. Craig, Jr.................   42            1993

    Mr. Craig joined the Company in March 1984 as vice president and general counsel. In July, 1991, he was appointed senior vice president-- business and legal affairs, and in July 1992 he was appointed executive vice president and Chief Operating Officer. In
1993, he became president of the Fund and President of Professionals. He has been a director of Seitel since 1987 and a director of Unapix and ISI since 1993. Prior to joining the Company, Mr. Craig was engaged in the private practice of law.

David S. Lawi......................... 60            l980

    Mr. Lawi has been the Company's executive vice president and secretary from l980 until 1992, when he was appointed secretary-treasurer.
Since l984, Mr. Lawi has been a director of ISI and since 1986 he has been chairman of ISI's Executive Committee.  Since l982, Mr. Lawi has been a director of Seitel and in 1989 he was elected Chairman of Seitel's
Executive Committee.  Since 1989, Mr. Lawi has been a director of PLB
Management.  Since 1993, he has been a	director of Professionals'.  In
1990, Mr. Lawi became a director of
Unapix.  In 1993, he became treasurer and secretary of Unapix.

Joseph J. Farley...................... 73            l982

    From l982 until February 1991, Mr. Farley served as the Company's vice president for marketing and engineering. Prior to joining the Company, Mr. Farley had been a senior executive with International
Business Machines Corporation ("IBM") for 32 years, where he held various positions in engineering, marketing and field engineering. His final assignment at IBM was corporate director of marketing/standard practices.

William Lerner........................ 62             l985
    Mr. Lerner is a practising attorney in New York and Pennsylvania.
From 1989 to 1990, he was General Counsel to Hon Development Company, a
Southern California real estate development company.  Mr. Lerner has been a director of Seitel since July l984.  Mr. Lerner is also a director of several other public companies, including Rent-Way, Inc., a company engaged in the rental-purchase business, a director of Co-Counsel, Inc., a legal staffing company providing contract lawyers and paralegal personnel to law firms and corporate law departments, and Micro-to-
Mainframes, Inc., a provider and systems integrator of advanced technology communications products and Internet services.

John E. Stieglitz..................... 63             l986

   	Since l976, Mr. Stieglitz has been president of Conspectus, Inc., a privately held company engaged in providing consulting services in the area of executive recruiting. Mr. Stieglitz has been a director of Seitel since 1989, and a director of ISI since 1991.

Executive Officers
- ------------------

    In addition to Messrs. Pearlman, Craig and Lawi, the Company has one additional executive officer. Daniel T. Murphy, 57, joined the Company in May 1984 as vice president and chief financial officer. In April 1992 he was appointed executive vice president-finance. In May 1984 he became vice president-finance and operations, and in 1985 he became executive vice president of operations and chief financial officer, of ISI. He became a director of ISI in 1986.

   	All of the Company's executive officers spend a majority of their work-related time on the various businesses of the Company and its subsidiaries and affiliates, and allocate their time among these entities according to the relative need of each for executive assistance.

Section 16 Compliance
- ---------------------

   	Based upon a review of Forms 3, 4 and 5, and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during, and with respect to, its most recent fiscal year, and written representations furnished to the Company, it appears that all such reports required to be filed were filed on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION
- --------------------------------

    Set forth below is certain information with respect to cash and noncash compensation awarded to, earned by or paid to the Chief Executive Officer of the Company and the next most highly compensated individuals who served as executive officers of the Company for services rendered to the Company and its subsidiaries during 1995. Each of the named officers has been a party to an employment agreement with ISI during the years ended December 3l, 1995, 1994 and l993. See "Certain Relationships and Related Party Transactions--The Company and InterSystems, Inc."

                             SUMMARY COMPENSATION TABLE
                             --------------------------
                                     Annual Compensation
                                 ---------------------------
                                                               		All
Name and							                                                  Other
Principal					                                                  	Compen-
Position		              Year    	 Salary(1)        Bonus         sation(2)
- --------                ----     -----------      --------      -----------

Herbert M.	             1995	    $340,000(3)	        -          $ 16,800
Pearlman,	              1994    		340,000(3)        	-          		16,800
CEO and Chairman       	1993	    	257,083(3)        	-          		12,600

Daniel T.	              1995    		139,999	           -          		16,343
Murphy,	 	              1994	    	140,000	           -          		15,812
Executive Vice         	1993	    	143,790           	-          		13,516
President, Finance

David S. Lawi,         	1995    		170,000(3)        	-          		17,442
Secretary-	             1994    		170,000(3)        	-          		16,769
Treasurer              	1993    		128,541(3)        	-          		14,027

Walter M. Craig,	       1995		    150,570          23,000		        9,105
Jr., Executive	         1994    		138,167          20,000       		10,064
Vice President         	1993		    127,577          19,556		        8,828
_______________________

(1) includes the following amounts paid by the Company's subsidiary, InterSystems, Inc., during 1995, 1994 and 1993, respectively: Mr.
Pearlman: $100,000, $100,000 and $66,667; Mr. Murphy: $85,127, $90,000 and
$94,743; Mr. Lawi: $50,000, $50,000 and $33,333; and Mr. Craig: $17,500,
$17,500 and $17,500; also includes $16,820, $33,667 and $29,615 paid by the Company's subsidiary, Cliff Engle Ltd., during 1995, 1994 and 1993, respectively, to Mr. Craig $100,000, $50,000 and $24,500 paid during 1995, $100,000, $50,000 and $24,500 paid during 1994 and $100,000, $50,000 and
$20,462 paid during 1993 by the Company's subsidiary, Interpak Holdings, Inc., to Mr. Pearlman, Mr. Lawi and Mr. Craig, respectively.

(2) Amounts shown include automobile allowances and taxable fringe benefits.

(3) Includes amounts payable in common stock of the Company, which will be issued pending listing on the American Stock Exchange, as follows:

Herbert M. Pearlman	           	1995	        $100,000
                         							1994	         100,000
						                         	1993       	   33,333
David S. Lawi		                	1995	          50,000
						                         	1994	          50,000
                         							1993	          16,666

    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL
    --------------------------------------------------------------
                    YEAR-END OPTION/SAR VALUE TABLE
                    -------------------------------
   	The following table sets forth aggregated option exercises in the last fiscal year, the number of unexercised options and fiscal year-end values of in-the-money options for the Chief Executive Officer and the next most highly-compensated executives.

                                                          	Value of Number of
                                                          	Unexercised
        					Shares			                Unexercised          In-the-money
        					Acquired  	              Options at         	 Options at
        					on 			                   Fiscal year-end      fiscal year end
					        Exercise   Value	        Exercisable/        	Exercisable/
    Name	       (#)     Realized ($)  Unexercisable	       Unexercisable (1)
- --------     --------   ------------  -------------        -----------------
Herbert M.       -     		   -	         13,334/0	               n/a
Pearlman
Walter M	    	   -      		  -	          7,667/0                n/a
Craig, Jr.
David S.		       -      		  -	          6,667/0	               n/a
Lawi
Daniel T.	       -	      	  -	          5,000/0	               n/a
Murphy
- ----------------
(1) All options are out-of-the-money.

Compensation of Directors
- -------------------------

   	Outside directors receive fees of $10,000 for services they render to the Company, payable $5,000 in cash and $5,000 in common stock of the Company.
Mr. Farley receives an additional $5,000 for his services as Chairman of the Executive Committee. Expenses reasonably incurred in the furtherance of their duties are reimbursed by the Company.

	   		EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS
      ----------------------------------------------------------------

Pearlman Employment Agreement

    On January 1, 1990, the Company entered into an employment contract with Herbert M. Pearlman, as the Company's President and Chief Executive Officer, with a continuous five-year term (the "Pearlman Agreement"). The Pearlman Agreement, as amended, provides for (a) a base salary, payable by the Company or its subsidiaries, of $404,475 a year (subject to annual upward adjustments in relation to the increase in the consumer price index) (the "Base Salary") and (b) additional fees ("Additional Fees") each year equal to 5% of the Company's consolidated pre-tax profits and 5% of the annual pre-tax profits of each unconsolidated subsidiary of the Company attributable to the Company for such year. To the extent Mr. Pearlman receives a portion of his salary from a subsidiary, the amount of salary he receives from the Company is similarly reduced.

    Mr. Pearlman has agreed to voluntarily reduce his base salary.
Effective September 1, 1993, the annual base salary payable to Mr. Pearlman was $340,000, of which $200,000 in the aggregate is paid by two of the Company's subsidiaries. An additional $100,000 is payable in common stock of the Company based upon certain average stock prices, and $40,000 is payable in cash by the Company.

   	If Mr. Pearlman is unable to discharge his duties for a period of six consecutive months, the Company may terminate the Pearlman Agreement, in which event Mr. Pearlman will be entitled to receive the Base Salary for two years from the date of termination. Thereafter, until age 65 Mr. Pearlman shall receive annual disability payments in an amount equal to the greater of
60% of his final Base Salary or $10,000 per month.   Under the Pearlman
Agreement, Mr. Pearlman is not required to devote his full time to the Company and may seek to acquire businesses for enterprises other than the Company as long as he obtains the prior approval of the Board of Directors of the Company before acquiring any business with sales, net income before taxes and stockholders equity of more than $4,000,000, $600,000 and $750,000, respectively.

   	If, at any time during the term of the Pearlman Agreement the majority of the Company's Board of Directors are comprised of members recommended by a party not supported by the Company's present Chairman (hereinafter "Change of Control"), Mr. Pearlman, at his option, will receive, no later than the date upon which such Change of Control occurs, the following (hereafter the "Change in Control Payments"):

        		(i) a lump sum cash payment equal to 2.99 times the average of all forms of compensation paid to Mr. Pearlman by the Company and all of its subsidiaries and affiliates during the prior five years reduced by the amounts received pursuant to terms (ii) and (iii) below;

         	(ii) a lump sum cash payment equal to the difference between the exercise price of all stock options, warrants, convertible preferred stock and convertible debentures held by Mr. Pearlman and the then current market price for the Company's common stock; and

         	(iii) a continuation of all medical and disability insurances and benefits for Mr. Pearlman (and his family) for a period of five years.


    	Messrs. Lawi, Murphy and Craig have similar Change of Control Payment provisions pursuant to their employment arrangements (see descriptions below). By way of illustration, if a Change in Control occurred during 1996, it is estimated that Messrs. Pearlman, Lawi,

Murphy and Craig would receive Change of Control Payments of $960,000, $480,000, $450,000, and $450,000, respectively. The Company believes that the Change in Control Payment provisions in these officers' agreements may tend to discourage attempts to acquire a controlling interest in the Company and may also tend to make the removal of management more difficult; however, the Company believes such provisions provide security and decision making independence for its executive officers.

    The Pearlman Agreement further provides (i) that upon the expiration of the term, if Mr. Pearlman's employment is not continued, he will be entitled to a severance payment of two years' salary and (ii) for certain company-paid fringe benefits such as life insurance, with the beneficiary to be specified by Mr. Pearlman, disability insurance and health insurance providing one hundred (100%) per cent coverage of most medical expenses.

Lawi Employment Agreement
- -------------------------

    On January 1, 1990, the Company entered into an employment agreement whereby David S. Lawi is presently employed as the Company's Secretary-Treasurer with a continuous five year term (the "Lawi Agreement"). The Lawi Agreement, as amended, provides for Mr. Lawi to receive a salary, payable by the Company or its subsidiaries, of $202,238 a year (subject to annual adjustment in proportion to the increase in the consumer price index or as determined by the Board of Directors), plus an annual bonus equal to 2.5% of the Company's consolidated pre-tax profits and 2.5% of the annual pre-tax profits of each unconsolidated subsidiary of the Company attributable to the Company for such year. To the extent Mr. Lawi receives a portion of his salary from a subsidiary, the amount of salary he receives from the Company is similarly reduced.

   	Mr. Lawi has agreed to voluntarily reduce his base salary. Effective September 1, 1993, the annual base salary payable to Mr. Lawi was $170,000, of which $100,000 in the aggregate is paid by two of the Company's subsidiaries. An additional $50,000 is payable in common stock of the Company based upon certain average stock prices, and $20,000 is payable in cash by the Company.

   	If Mr. Lawi is unable to discharge his duties for a period of six consecutive months, the Company may terminate the Lawi Agreement but will be required to pay Mr. Lawi's base salary for two additional years. Thereafter, until age 65, Mr. Lawi will receive annual disability payments in an amount equal to the greater of 60% of his final base salary or $10,000 per month.

    The Lawi Agreement contains Change in Control Payment provisions and provisions permitting him to devote his time to other business enterprises, severance arrangements and provisions regarding Company-paid fringe benefits which are similar to those described above for Mr. Pearlman. See "Pearlman Employment Agreement" for additional information concerning these provisions.

Craig Employment Agreement
- --------------------------

   	On January 1, 1995, the Company entered into an employment agreement whereby Walter M. Craig, Jr. is presently employed as the Company's Chief Operating Officer with a continuous three year term (the "Craig
Agreement"). The Craig Agreement provides for Mr. Craig to receive a salary, payable by the Company or its subsidiaries, of $161,000 a year (subject to annual adjustment in proportion to the increase in the consumer price index or as determined by the Board of Directors). In addition, Mr. Craig is entitled to a minimum annual bonus equal to the greater of $20,000 or $12,500 for each $1,000,000 of the Company's consolidated pre-tax profits, and such additional bonus as is equitable in the opinion of the Company's Chairman. Any minimum bonus owing will be offset by any bonus paid by PLB Management, Cliff Engle and ISI and any other affiliated companies (other than Unapix). Mr. Craig is entitled to certain additional bonuses in the event that the debt owing from Cliff Engle to the Company is repaid or cancelled, or if the Cliff Engle securities owned by the Company are sold.

    If Mr. Craig is unable to discharge his duties for a period of 150 days, the Company may terminate the Craig Agreement but will be required to pay Mr. Craig's base salary for two additional years. Thereafter, until age 65, Mr. Craig will receive annual disability payments in an amount equal to the greater of 60% of his final base salary or $10,000 per month.

   	The Craig Agreement contains Change in Control Payment provisions and provisions permitting him to devote his time to other business enterprises, severance arrangements and provisions regarding Company-paid fringe benefits which are similar to those described above for Mr.
Pearlman. See "Pearlman Employment Agreement" for additional information concerning these provisions.

Murphy Employment Arrangement
- -----------------------------

   	The Board of Directors also has authorized an employment arrangement for Daniel T. Murphy, Executive Vice President and Chief Financial
Officer, which requires Mr. Murphy to devote his full time to the Company, its affiliates and subsidiaries. Pursuant to Mr. Murphy's arrangement, he receives an annual salary of approximately $165,000, which he has voluntarily reduced to $140,000 and which is subject to annual increases based on a cost-of-living index. The salary payable under this arrangement is reduced by the compensation received by the officer from any of the Company's subsidiaries or affiliates. In addition, Mr. Murphy receives a bonus to be determined on an annual basis by the Company's Board of Directors. The agreement also provides Change of Control Payments, severance benefits and fringe benefits similar to those provided for Messrs. Lawi and Pearlman. As of the date hereof, a formal contract has not been entered into by the Company with Mr. Murphy.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
- -------------------------------------------------------------
         MANAGEMENT
         ----------

   	Set forth below is certain information as of March 15, l996 concerning the beneficial ownership of common stock (the Company's only class of voting securities) by each director individually, and by all officers and directors of the Company as a group and by all beneficial owners of more than 5% of the outstanding shares of the Company's common stock.

                                     			Amount and Nature
                                     			of Beneficial         Percent of
Name                                  		Ownership(l)(2)       Class(2)
- ----                                    ---------------       --------

Gerson I. Fox..........................   708,785 (3)	         25.6%
111 West Monrovia
Monrovia, CA  91016

Clarence Y. Palitz.....................   562,500 (4)	         18.9%
650 Allamuchy Road
Allamuchy, NJ  07820

Directors and Officers
- ----------------------

Herbert M. Pearlman*...................   832,826 (5)	         26.6%
David S. Lawi*.........................   396,095 (6)	         13.9%
Walter M. Craig, Jr....................    27,711 (7)	          1.1%
Joseph J. Farley.......................    26,008	              1.1%
John E. Stieglitz......................    17,333               **
William Lerner ........................    16,866               **
Daniel T. Murphy.......................    21,362 (8)           **

All officers and directors
as a group (6 persons)..................1,338,201 (5)-(8)	      37.6%

_______________________________________
* address is 537 Steamboat Road, Greenwich, CT  06830
** less than 1%
(l) Except as otherwise indicated, each named holder has, to the best of the Company's knowledge, sole voting and investment power with respect to the shares indicated.

(2) Includes shares that may be acquired within 60 days by any of the named persons upon exercise of any contractual right.

(3) Includes 312,766 shares that may be acquired from the Company within 60 days upon conversion of Series B 8% Cumulative Convertible
    Preferred Stock (212,766) and 1993 Class B warrants (100,000). Does not include shares held by Mr. Fox's wife, as to which he disclaims beneficial ownership.

(4) Includes 520,833 shares that may be acquired from the Company within 60 days upon conversion of Series A 8% Cumulative Convertible
    Preferred Stock held by Mr. Palitz (104,166) and by a limited partnership as to which Mr. Palitz is the president of the corporate general partner (416,667).

(5) Includes 671,202 shares that may be acquired from the Company within 60 days upon exercise of options (13,334) and Class A Warrants (66,145), and conversion of Series A Preferred Stock (18,333), Series A 8% Cumulative Convertible Preferred Stock (421,875) and 8% debentures (151,515). Does not include shares held by Mr. Pearlman's wife, as to which he disclaims beneficial ownership.

(6) Includes 383,938 shares that may be acquired from the Company within 60 days upon exercise of options (6,667) and 1993 Class A Warrants (27,763), and conversion of Series A Preferred Stock (13,333), Series A 8% Cumulative Convertible Preferred Stock (260,417) and 8% debentures (75,758).

(7) Includes 27,031 shares which may be acquired from the Company within 60 days upon exercise of options (7,667), and conversion of 8% debentures (19,364).

(8) Includes 20,152 shares which may be acquired from the Company within 60 days upon exercise of options (5,000) and conversion of 8% debentures (15,152).

ITEM l2.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
- --------------------------------------------------------------

The Company, its Subsidiaries and the Fund
- ------------------------------------------

   	Messrs. Herbert M. Pearlman and David S. Lawi are principal shareholders of, and control, PLB Management Corp., a Delaware corporation serving as general partner to The Mezzanine Financial Fund, L.P. (the "Fund"). In addition, they hold 5.5% and 1%, respectively, limited partnership interests in the Fund. Mr. Craig is President of the Fund.

   	In December 1994, the Fund made available a $250,000 line of credit to the Company which was increased to $350,000 during 1995. The line matures on December 31, 1996, bears interest at 15% per annum, entitles the Fund to the option to receive an additional 10% interest per annum or to purchase from the Company shares of common stock of Helm, Unapix and ISI in equal amounts based upon the annual outstanding loan balance.
This loan is secured by the assets of the Company. At December 31, 1995, $340,000 was outstanding under the loan.

   	In August 1994, the Fund made available a $250,000 line of credit to ISI. In 1995, the line was increased to $450,000. The line was paid off in full in February 1996.
    In February 1993, the Fund made available a $750,000 line of credit to HC, a wholly-owned subsidiary of PFS, to enable HC to initiate its business activity. The line, which was increased to $1,350,000 but subsequently reduced to $500,000 during 1996, matures on December 31, 1996 and bears interest at 15% per annum. At December 31, 1995, $900,000 was outstanding under the loan.
   	In January, 1995, PFS made a $100,000 accounts receivable line of credit available to The Tropical Manufacturing Group, Inc.("TMG"), which is a party to an operating agreement and a letter of intent for the purchase of assets with Tropical Systems, Inc.("TSI"), a subsidiary of InterSystems Nebraska. See Item 1. Business--InterSystems, Inc.--Recent Developments on page 8. Effective upon the execution of the operating agreement in October 1995, no further accounts receivable of TMG were purchased under the line of credit, and PFS entered into a substitute accounts receivable line of credit in the amount of $250,000 with TSI.
At December 31, 1995, $203,804.39 was outstanding under the TMG line of credit and $193,610.21 was outstanding under the TSI line of credit.

    In March 1995, PFS acquired from the Company a $200,000 limited partnership interest in the Fund in exchange for 400,000 shares of common stock of PFS.

The Company and InterSystems, Inc.
- ----------------------------------

   	Messrs. Pearlman, Lawi, Murphy and Craig are parties to employment agreements with ISI. All salary amounts paid under the ISI agreements reduce the amount of salary the Company is responsible to pay to said officers. The agreements, as amended, provide for current annual salaries of approximately $238,000, $130,000, $90,000 and $17,500 to
Messrs. Pearlman, Lawi, Murphy and Craig, respectively. Beginning in 1992, however, Messrs. Pearlman and Lawi agreed to significant voluntary salary reductions and are currently receiving $100,000 and $50,000, respectively, from ISI. Each of the four individuals is also entitled to an annual bonus from ISI computed on the basis of ISI's earnings, if any. Specifically, Messrs. Pearlman and Lawi are entitled to 5% and 2.5%, respectively, of ISI's consolidated pre-tax profits (as defined), less the amount, if any, paid to such officer by the Company as a result of the inclusion in the Company's earnings of ISI's income for that year. Messrs. Murphy and Craig receive a discretionary bonus determined by ISI's Board of Directors.

    If at any time the Company no longer is able to elect a majority of ISI's Board of Directors, any of the officers may terminate their employment under his respective agreement upon 18 months' notice and receive upon the conclusion of that period a lump sum severance payment equal to 18 months' salary. Each agreement also provides that upon the expiration of the term, if the officer's employment is not continued, he will be entitled to a severance payment of two years' salary (unless employment is secured elsewhere). If, upon expiration of the employment term, continuation is offered but declined by the officer, the officer is obligated to act as a consultant for two years at 50% of his then current salary, during which time he will not provide services for any competitor of ISI.
   	The Company has an arrangement with ISI whereby ISI pays the Company an amount equal to the expenses incurred by the Company and allocable to the business of ISI. These expenses consist primarily of office-related and administrative expenses and rent. During 1995, ISI paid a total of $5,153 during, and accrued an additional $47,767 at December 31, 1995, to the Company pursuant to this arrangement.
   	In connection with the August 1993 purchase by ISI of InterSystems Nebraska, certain ongoing contractual relationships exist between Helm and ISI. In addition to the base purchase price paid to Helm, additional consideration will be paid in the form of an earnout and a royalty.

Performance Earnout. Helm is entitled to a performance earnout payable in the event that InterSystems Nebraska's average earnings before federal income taxes, related party management fees and non-recurring or extraordinary expense ("EBTME") in 1992 through 1995 inclusive, exceeds $550,000. If during this period, the average EBTME of InterSystems Nebraska exceeds $550,000, ISI is required to pay to Helm an amount equal to six (6) times such excess (the "Earnout Payments"). Earnout Payments are required to be made commencing March 1994 (for any Earnout Payment payable under the formula for 1992 and 1993), and each successive year thereafter, as necessary, until March 1996. The March 1994 Earnout Payment covers average EBTME for 1992 and 1993. The March 1995 Earnout Payment covers average EBTME for 1992 through and including 1994. The March 1996 Earnout Payment covers average EBTME for 1992 through and including 1995. In the event of a reduction of average EBTME for any period from the average EBTME for previous periods, no refund of Earnout Payments will be made. However, the Payments due in March 1995 and 1996 will reflect a credit of the payments previously made toward the total earnout payment owed. Earnout Payments may be made, at ISI's option, by delivering cash, shares of common stock (valued at the average closing sale price on the American Stock Exchange for the 60 days preceding delivery), by delivering to Helm shares of ISI's common stock having an aggregate value of such Earnout Payment or other agreed upon consideration or by the retirement of indebtedness of Helm to ISI. InterSystems Nebraska's EBTME for the years 1995, 1994, 1993 and 1992 was $567,000, $507,000, $666,000 and $420,000, respectively. No Earnout
Payment was due for March 1994, March 1995 or March 1996.

Royalty Arrangements. In addition to the base purchase price and the earnout payments, Helm also is entitled to receive royalties on three classes of InterSystems Nebraska products that were developed with the assistance of Helm, and that have not yet had a material impact on InterSystems Nebraska's sales to date. These three products are: a sampler used to sample, among other things, wood chips and coal; a higher capacity sampler used to sample, among other things, wood pulp, cement and coal; and a radius bottom conveyor. With respect to each of these three products, Helm will receive a royalty of 5% of all net sales of such products exceeding certain established thresholds (which thresholds approximated the highest annual net sales for each of the products during the last three years), payable on an annual basis for the 15-year period following the closing (the "Royalties"). In no case can the annual Royalties paid to Helm in any year with respect any of the products licensed exceed 10% of the annual gross profit of such product, calculated in accordance with the accounting procedures and practices currently employed by InterSystems Nebraska. Royalties to Helm on account of 1995 sales were approximately $7,000, which remained unpaid at December 31, 1995.

In General
- ----------

   	Since 1988, Messrs. Pearlman, Lawi, Murphy and Craig (the "Officers") have been the holders of an aggregate $1,800,000 principal amount of the Company's unsecured 8% subordinated convertible debentures, due 1999 (the "Debentures"), holding $1,000,000, $500,000, $125,000 and
$175,000, respectively, in principal amount. The Debentures were purchased at face value by the Officers with individual promissory notes, each bearing interest at 9% per annum, and payable in annual installments over 10 years. Interest and principal on each note may be repaid in cash or by the Officer's surrender to the Company of securities of the Company, or any affiliated company. As of March 15, 1996, the outstanding principal balance under the notes for each of Messrs. Pearlman, Lawi. Murphy and Craig was $400,000, $200,000, $50,000 and $83,750, respectively. In addition, as of such date, the Company owes Messrs. Pearlman, Lawi, Murphy and Craig interest on their Debentures net of interest on the notes, in the amounts of $78,221, $39,579, $7,816 and $11,569, respectively.

    Messrs. Pearlman and Lawi are limited partners of a Texas limited partnership known as Partnership 102 Limited, and control the corporation which serves as general partner to the limited partnership. Partnership 102 Limited is the landlord at a facility in Houston, Texas leased by Interpak Terminals, Inc. (a subsidiary of the Company). Interpak had been a tenant in this facility for over four years prior to the 1989 acquisition of the facility by Partnership 102 Limited. The lease provides for minimum annual payments of $429,000 through the year 2005, which lease payments are the same as Interpak paid prior to the acquisition of the facility. See Note 13 to Consolidated Financial Statements.

   	Arcadian Financial Corp. ("Arcadian") is a Delaware corporation and a former indirect subsidiary of the Company. Historically, Arcadian has been engaged in the business of providing accounts receivable based credit facilities to small businesses, usually having annual sales between $100,000 and $4,000,000, which were unable to qualify for traditional bank financing. In 1995, Arcadian sold its portfolio of loans and ceased operations except that it receives an annual royalty of 10% of the income from the portfolio, and it receives a monthly 2% participation fee on a $150,000 loan made to a customer of HF in connection with HF's financing of that business. In November 1995, the Company sold the parent company of Arcadian to the Fund for $60,000.

   	During 1995, in order to raise needed working capital, the Company engaged in a series of transactions in which it sold shares of stock of ISI, Unapix and PFS held by at market to Messrs. Pearlman and Lawi. In April 1995, the Company sold 15,000 shares of common stock of Unapix to Mr. Pearlman and 7,500 shares of common stock of Unapix to Mr. Lawi in exchange for $60,000 and $30,000 respectively, half of which was paid in cash and half of which was paid by a reduction in the principal amount outstanding of the Company's 14% Notes held by each of them. The closing price of these shares of common stock of Unapix on the day of the sale on the NASDAQ was $4.00.

   	In May 1995, the Company sold 4,166 shares of common stock of Unapix to Mr. Pearlman and 2,083 shares of common stock of Unapix to Mr. Lawi in exchange for $16,667 and $8,333 respectively, half of which was paid in cash and half of which was paid by a reduction in the principal amount outstanding of the Company's 14% Notes held by each of them. The closing price of these shares of common stock on the day of the sale on the NASDAQ was $4.00. On the same day in May 1995, the Company sold 13,334 shares of common stock of PFS to Mr. Pearlman and 6,667 shares of common stock of Unapix to Mr. Lawi in exchange for $16,667 and $8,333 respectively, half of which was paid in cash and half of which was paid by a reduction in the principal amount outstanding of the Company's 14% Notes held by each of them. The market price of these shares of common stock of PFS, which was based upon the most recent price at which shares of PFS were sold in a private placement, was $1.25.

   	In September 1995, the Company sold 10,355 and 5,178 shares of common stock of Unapix at $4.375 per share, 40,270 and 20,135 shares of common stock of ISI at $1.125 per share and 36,243 and 18,122 shares of common stock of PFS at $1.25 per share to Messrs Pearlman and Lawi, respectively, in exchange for $67,956 and $33,978 in cash, respectively, and $67,957 and $33,978 in the reduction of the principal amount outstanding of the Company's 14% Notes held by each of them, respectively. The closing market price of these shares of common stock of Unapix, as determined by the NASDAQ, on the day of the sale was $4.375. The closing market price of these shares of common stock of ISI, as determined by the AMEX, on the day of the sale was $1.25. The market price of these shares of common stock of PFS, which was based upon the most recent price at which shares of PFS were sold in a private placement, was $1.25.

ITEM l3.  EXHIBITS, LIST AND REPORTS ON FORM 8-K
- ------------------------------------------------

(a) Exhibits filed as part of this Report
    -------------------------------------

   	3.l	 	Certificate of Incorporation [incorporated by reference to
          Exhibit (3)(i) to the Company's Annual Report on Form l0-K for the fiscal year ended December 3l, l980 (the "l980 Form l0-K")]

   	3.2	 	Certificate of Amendment to Certificate of Incorporation
          dated June 7, l983 [incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the Fiscal Year
          Ended December 31, 1985 (the "1985 Form 10-K")]

   	3.3 		By-laws [incorporated by reference to Exhibit (3)(ii) to
       			the l980 Form l0-K]

	   3.4	 	Amendment to By-laws dated as of August 27, l982
          [incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form l0-K for the Fiscal Year Ended December 3l, l982 (the "l982 Form l0-K")]

   	3.5 		Certificate of Amendment to Certificate of Incorporation
          dated July 7, 1987 [incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K for the Fiscal Year
          Ended December 31, 1987 (the "1987 Form 10-K")]

   	3.6 		Certificate of Amendment to Certificate of Incorporation
          dated July 21, 1986 [incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-2 (Registration No. 33-
          32834) (the "S-2")]

   	3.7 		Certificate of Amendment to Certificate of Incorporation
          dated December 8, 1989  [incorporated by reference to Exhibit
          3.7 to the S-2]

   	3.8 		Certificate of Designation relating to Series A Preferred
          Stock [incorporated by reference to Exhibit 4.21 to the 1985
          Form 10-K]

   	3.9	 	Certificate of Amendment to Certificate of Incorporation
          dated December 16, 1993 [incorporated by reference to Exhibit
          3.9 to the 1993 Form 10-K]

   	3.10  Certificate of Designation relating to Series A 8%
          Cumulative Convertble Preferred Stock [incorporated by reference to Exhibit 3.10 to the 1995 Form 10-K]

   	3.11  Certificate of Designation relating to Series B 8%
          Cumulative Convertible Preferred Stock [incorporated by reference to Exhibit 3.11 to the 1995 Form 10-K]

   	4.1 		Form of Helm Resources, Inc. 12% Subordinated Debenture due
          August 31, 1999 (incorporated by reference to Exhibit 4.4 to the 1990 10-K).

    4.2	 	Form of Helm Resources, Inc. 8% Subordinated Convertible
          Debenture due September 30, 1999 (incorporated by reference to Exhibit 4.5 to the 1990 10-K).

    4.3 		Form of Helm Resources, Inc. 14% Promissory Note due
          January 31, 1996 [incorporated by reference to Exhibit 4.3 to the 1995 Form 10-K]

    4.4 		Form of Helm Resources, Inc. Class A Common Stock Purchase
          Warrant due January 31, 1999 [incorporated by reference to
          Exhibit 4.4 to the 1995 Form 10-K]

    4.5 		Form of Helm Resources, Inc. Class B Common Stock Purchase
          Warrant due January 31, 1999 [incorporated by reference to
          Exhibit 4.5 to the 1995 Form 10-K]

   l0.1 l982 Incentive Stock Option Plan, as amended [incorporated by reference to Exhibit B to the l982 Proxy Statement]

   10.2 Amendment to the Company's 1982 Incentive Stock Option Plan [incorporated by reference to Exhibit 10.15 to the S-2]

   10.3   Employment Agreement dated January 1, 1988 between
          InterSystems, Inc. and Herbert M. Pearlman [incorporated by reference to Exhibit 10.18 to the S-2]

   10.4 Employment Agreement dated January 1, 1988 between InterSystems, Inc. and David S. Lawi [incorporated by reference to Exhibit 10.19 to the S-2]
   10.5 Employment Agreement dated January 1, 1988 between InterSystems, Inc. and Daniel T. Murphy [incorporated by reference to Exhibit 10.20 to the S-2]

   10.6   Employment Agreement dated January 1, 1988 between
          InterSystems, Inc. and Walter M. Craig, Jr. [incorporated by reference to Exhibit 10.21 to the S-2]

   10.7 Employment Agreement dated as of January 1, 1990 between the Company and Herbert M. Pearlman [incorporated by reference to
          Exhibit 10.22 to Post-Effective Amendment No.1 to the S-2, as filed with the Commission on October 10, 1990 ("Amendment No. 1")]

   10.8 Employment Agreement dated as of January 1, 1990 between the Company and David S. Lawi [incorporated by reference to
          Exhibit 10.23 to Amendment No. 1]

   10.9 Employment Agreement dated as of January 1, 1995 between the Company and Walter M. Craig, Jr. [to be filed by amendment]

   13.1 The Company's Annual Report to Stockholders for the year ended December 31, 1995 [incorporated by reference to this document as filed with the Commission]

  	22.0   List of Subsidiaries*

	___________________________
	*Filed herewith

(c)  Reports on Form 8-K:  None.
     -------------------

                           			SIGNATURES
                              ----------

Pursuant to the requirements of Section l3 or l5(d) of the Securities
Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of April, 1996.
                                    					HELM RESOURCES, INC.

                                    By:  /s/ Herbert M. Pearlman
                                         -------------------------
                                         Herbert M. Pearlman
                                         President,
                                         Chief Executive Officer,
                                         Director
                                    					(principal executive officer)


                                    By:  /s/ Daniel T. Murphy
                                         -------------------------
                                         Daniel T. Murphy
                                         Exec. Vice President - Finance
                                         (principal financial and
                                          accounting officer)

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Herbert M. Pearlman   President, Chief Executive    April 12, l996
- -----------------------   Officer, Director (principal
Herbert M. Pearlman	      executive officer)

/s/ David S. Lawi         Secretary-Treasurer,          April 12, l996
- -----------------         Director
David S. Lawi

/s/ Walter M. Craig	      Executive Vice                April 12, 1996
- -------------------       President,
Walter M. Craig, Jr.     	Director

                          Director			                   April 12, l996
Joseph J. Farley

/s/ William Lerner        Director			                   April 12, l996
- ------------------
William Lerner

/s/ John Stieglitz 	      Director			                   April 12, l996
- ------------------
John Stieglitz