Form 10QSB
period 1996-03-31
HELM RESOURCES INC/DE/
filed 1996-05-15
CIK 351685

                          FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC 20549

    QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE

                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

                Commission File Number   1-8292



                       HELM RESOURCES, INC
       (Exact name of registrant as specified in charter)


             Delaware                              59-0786066
(State or other jurisdiction                  (IRS EMPLOYER
 incorporation or organization)               Identification No.)


                       537 Steamboat Road
                Greenwich, Connecticut     06830
            (Address of principal executive offices)


                         203-629-1400
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               YES  X                   NO

As of May 10, 1996 there were 2,458,953 shares of the Company's common stock, par value $.01 per share, outstanding.

                 PART I - FINANCIAL INFORMATION
             Helm Resources, Inc. and Subsidiaries
                   Consolidated Balance Sheet


                         (In Thousands)

                          (Unaudited)

[S]                                          [C]
                                             March 31, 1996
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                   $         77
 Accounts receivable, net                           2,431
 Inventories                                          235
 Current portion of promissory notes
  receivable from officers                            180
 Due from affiliates                                   95
 Prepaid expenses                                     173
 Other current assets                                  18
                                             ------------
TOTAL CURRENT ASSETS                                3,209

INVESTMENTS IN AND DUE FORM AFFILIATES              2,090

PROMISSORY NOTES RECEIVABLE FORM OFFICERS             554

PROPERTY, PLANT AND EQUIPMENT, net                  2,339

DEFERRED CHARGES AND OTHER ASSETS                     419
                                             ------------
                                             $      8,611
                                             ============

                      HELM RESOURCES, INC.

                   Consolidated Balance Sheet



                         (In Thousands)

                          (unaudited)

[S]                                          [C]
                                             March 31, 1996

LIABILITIES AND SHAREHOLDER'S (DEFIFIENCY)

CURRENT LIABILITIES:
 Notes payable to affiliates                 $         1,585
 Revolving loan                                        1,000
 Accounts payable                                      1,928
 Accrued interest                                        230
 Accrued expenses                                        802
 Current portion of long-term debt                       307
 Due for contact settlement                              226
 Due to affiliates                                       367
                                             ---------------
TOTAL CURRENT LIABILITES                               6,445

LONG-TERM DEBT, NET OF CURRENT PORTION                 1,430

SUBORDINATED DEBENTURES                                3,252

OTHER LIABILITIES                                        689
                                             ---------------
               TOTAL LIABILITIES                      11,816

SHAREHOLDERS' DEFICIENCY (NOTE 5)                     (3,205)
                                             ---------------
                                             $         8,611
                                             ===============

             Helm Resources, Inc. and Subsidiaries

             Consolidated Statements of Operations

            (In Thousands, Except per Share Amounts)

                          (unaudited)



                                   Three Months Ended
                                        March 31,
[S]                                [C]            [C]
                                        1996           1995

REVENUES                           $    4,985     $   3,502
                                   ----------     ---------

COSTS, EXPENSES AND OTHER:
 Operating expenses                     3,780         2,738
 Selling, general and administrative
  expenses                              1,002         1,033
 Gain on sale of securities              (41)            -
 Equity in net (earnings)losses of
  affiliates                              58            100
 Provision for settlement of
  litigation                             275             -
 Interest and debt expense               199            221
 Interest income                         (19)           (20)
                                   ---------      ---------
TOTAL COSTS, EXPENSES AND OTHER        5,254          4,072
                                   ---------      ---------
NET INCOME (LOSS)                  $    (269)     $    (570)
                                   =========      =========
NET INCOME (LOSS) PER SHARE        $    (.12)     $    (.27)
                                   =========      =========
Average common shares outstanding      2,444          2,160
                                   =========      =========

             Helm Resources, Inc. and Subsidiaries

        Condensed Consolidated Statements of Cash Flows

                         (In Thousands)

                          (unaudited)


                                             Three Months Ended
                                                  March 31,
[S]                                     [C]           [C]
                                             1996           1995

Net cash provided by (used in)
 operating activities                   $    (308)     $     103
                                        ---------      ---------
Cash flows from investing activities:
 Decrease (increase) in investments
  in and due from affiliates                  522             51
 Proceeds from sales of securities             45              -
 Additions to property, plant and
  equipment                                   (58)           (50)
                                        ---------      ---------
                                              509              1
                                        ---------      ---------
Cash flows from financing activities:
 Increase (decrease) in notes payable
  and long-term debt                         (525)           (40)
 Payment on contract settlement               (33)           (33)
                                        ---------      ---------
                                             (558)           (73)
                                        ---------      ---------
NET INCREASE (DECREASE) IN CASH              (357)            31

CASH BEGINNING OF PERIOD                      434             41
                                        ---------      ---------
CASH END OF PERIOD                      $      77      $      72
                                        =========      =========
Cash paid during the period for:
 Interest                               $      70      $      62
 Taxes                                          -              -

             HELM RESOURCES, INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         March 31, 1996


Note 1. Management believes the accompanying unaudited condensed consolidated financial statements of Helm
Resources, Inc. and subsidiaries ( the "Company") include all adjustments (consisting only of normal recurring accruals) required to present fairly the financial statements for the periods presented. The results of operations for any interm period are not necessarily indicative of the annual results of operations.

Note 2. Primary earnings per share is computed by dividing earnings, after deducting the preferred stock dividend requirements of $31,600 in the 1996 period and $31,600 in 1995, by the average common shares outstanding during each period.

Note 3.   Inventories consist of packaging supplies.

Note 4.   Summarized Financial Data (in thousands):

Intersystems, Inc.                           Three Months Ended
- ------------------
(25% owned in 1996 and 41% in 1995)               March 31
[S]                                     [C]            [C]
                                             1996           1995

REVENUES                                $    5,055     $    3,253
                                        ----------     ----------
Operating expenses                           3,573          2,231
Selling, general and administrative
 expenses                                    1,541          1,102
Settlement of note receivable-sale
 of trading business                            45              -
Interest expense (net)                         199            170
                                        ----------     ----------
TOTAL COST AND EXPENSES                      5,358          3,503
                                        ----------     ----------
NET INCOME (LOSS)                       $     (303)    $      250
                                        ==========     ==========

Note 5. In March 1995, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS N0.
          121). SFAS No. 121 requires, among other things, that impairment losses on assets to be held, and gains or losses from assets that are expected to be disposed of, be included as a component of income from continuing operations. The Company adopted SFAS No. 121 in 1996 and its implemention did not have a material effect on the consolidated financial statements.

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Stndards No. 12, "Accounting for Stock-Based Compensation" (SFAS No.123). SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company did not adopt the fair market method encouraged by SFAS No. 123 and will continue to account for such transactions in accordance with APB No. 25. However, the Company will be required to provide additional disclosures for the 1996 annual financial statements providing pro forma effects as if the Company had elected to adopt SFAS No. 123.

Note 6.   Stockholders' Equity (in Thousands)
          ----------------------------------

                                   Common Stock        Additional
               Preferred Stock     $.01 par value           Paid
               Shares    Amount    Shares    Amount    in capital
[S]                [C]   [C]         [C]     [C]       [C]
Balance
Jan. 1, 1996       40    $  -        2,399   $   24    $ 19,889

Common stock
 issued,
 primarily for
 accrued
 interest           -          -        60        1          45
               ------    -------     -----   ------    --------
Balance
March 31, 1996     40    $     -     2,459   $   25    $ 19,934
               ======    =======     =====   ======    ========


               Unrealized gain     Retained
               on available for    Earnings  Treasury
               sale securities     (Deficit) Stock     Total
               ---------------     --------- --------  -----
[S]                 [C]            [C]       [C]       [C]
Balance
Jan. 1, 1996        $    763       $(23,501) $ (29)    $(2,854)

Common stock
issued, primarily
for accrued interest     -             -        -           46

Unrealized gain
on available for
sale securities         (128)          -        -         (128)

Net (loss)                -            (269)    -         (269)
                    --------       --------  -----     -------
Balance
March 31, 1996      $    635       $(23,770) $ (29)    $(3,205)
                    ========       ========  =====     =======

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------

RESULTS OF OPERATIONS
- ---------------------
THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995
- -------------------------------------------------

     Revenue increased by $1,483,000 (42%) to $4,985,000 in the 1996 period compared to $3,502,000 in the 1995 period primarily due to and increase in packaging and storage volume at Interpak
Terminals.

     Operating expenses increased $1,042,000 (38%) to $3,780,000 in the 1996 period from $2,738,000 in the 1995 period due to increased labor cost, packaging supply cost and rent to accomodate the increase in volume.

     Gain on sale of securities represents the gain from the sale of 15,900 shares of Intersystem common stock and 2,000 shares of Unapix common stock.

     Equity in loss of affiliates was $42,000 less in the 1996 period that 1995 due to a decrease in the equity in Intersystems loss, $24,000, because of a reduction in the ownership percentage of Intersystems as a result of a private placement in the first quarter of 1996 and equity in net income of Professional Financial Service in 1996 of $18,000, a new investment.

     The provision for settlement of litigation of $275,000 in 1996 is for the settlement of all claims related to a lawsuit against the Company and Interpak. See Part II-Item 1 for additional information related to this matter.

     Interest expense decreased $22,000 (10%) to $199,000 in 1996 compared to $221,000 in 1995 due to less parent company debt outstanding in 1996.


Impact of Inflation
- -------------------
     Inflation has not had a significant impact on the Company's operations.


Liquidity and Capital Resources
- -------------------------------
     Operating activities for the three months ended March 31, 1996 used cash of $308,000; and $522,000 was provided by payments from affiliates, and $558,000 was used for repayments of notes payable and long-term debt; other net decreases were $13,000, which resulted in a decrease in cash of $357,000.

     At March 31, 1996, the Company had a working capital deficit of $3,236,000, which included $1,467,000 for Interpak. The Interpak working capital deficit included $1,000,000 under a revolving loan agreement that expired in February 1996 and which is presently being extended on a month to month basis. The line, which has an annual interest rate of prime plus 1.25%, was fully borrowed at March 31, 1996, is secured by substantially all of the assets of Interpak, as well as Interpak's common stock and 400,000 shares of common stock of an affiliated company, and is guaranteed by the Company. Interpak is in violation of the covenants under this loan agreement and has requested waivers from the lender, an increase in the line of credit, and an extension of the agreement to February 1997. There is no assurance that Interpak will be able to refinance, or refinance on the same terms. It is expected that Interpak's operations, with an increase in the line of credit, should be sufficient to meet its other obligations as they become due. The balance of the working capital deficit included approximately $1,190,000 of payables to affiliates as to which the Company is confident of its ability to fund as needed from the sale of investment securities.

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

                                 Part II


Item 1.    Legal Proceedings.
- ----------------------------
     As reported in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, the Company and Interpak Terminals, Inc., a Texas corporation and subsidiary of the Company ("Interpak Texas") were defendants in a lawsuit commenced by Shirley Garner, the wife and duly appointed guardian of James
A. Garner, in the Probate and County Court of Brazoria County, Texas (docket n. 19,408). The lawsuit arose from injuries sustained to Mr. James A. Garner, an independent contractor, while installing equipment at a Texas facility of Interpak Texas, and his subsequent death. On October 30, 1995, the plaintiff filed an amended complaint seeking wrongful death damages for herself and her two sons aggregating $17,500,000, medical expenses of $3,000,000 and punitive damages to the maximum extent allowable by law. The matter was scheduled for trial beginning on April 29, 1996. The amended complaint alleged that Mr. Garner was an employee of Interpak Texas, or that in the alternative, he was an independent contractor.

     On April 22, 1996, an agreement was reached between the plaintiff and her sons, and the Company and Interpak, to settle all claims within the aggregate limits of the Company's and Interpak's insurance policies. The Company has recorded a non-recurring charge of $275,000 in the first quarter of 1996 for expenses related to this settlement.

                           SIGNATURES







Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.








                                   Helm Resources, Inc.






May 13, 1996                       /s/ Daniel T. Murphy
                                   ________________________

                                   Daniel T. Murphy
                                   Executive Vice President
                                   Chief Accounting and
                                   Financial Officer