Form 10QSB
period 1996-06-30
HELM RESOURCES INC/DE/
filed 1996-08-19
CIK 351685

                         FORM 10-QSB

             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549
  QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1996
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

               YES  X                        NO

  As of August 12, 1996 there were 2,458,953 shares of the
      Company's common stock, par value $.01 per share,
                        outstanding.

                       PART I - FINANCIAL INFORMATION
                   Helm Resources, Inc. and Subsidiaries
                         Consolidated Balance Sheet


                              (In Thousands)

                               (Unaudited)

                                                 June 30, 1996
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                             $66
 Accounts receivable, net                            2,281
 Inventories                                           232
 Current portion of promissory notes
  receivable from officers                             163
 Due from affiliates                                    36
 Prepaid expenses                                      434
 Other current assets                                   67
                                                     -----
TOTAL CURRENT ASSETS                                 3,279

INVESTMENTS IN AND DUE FROM AFFILIATES               2,008

PROMISSORY NOTES RECEIVABLE FROM OFFICERS              487

PROPERTY, PLANT AND EQUIPMENT, NET                   2,472

DEFERRED CHARGES AND OTHER ASSETS                      424
                                                  --------
                                                  $  8,670
                                                  ========

                     HELM RESOURCES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet



                                (In Thousands)

                                  (unaudited)

                                              June 30, 1996

LIABILITIES AND SHAREHOLDER'S (DEFICIENCY)
CURRENT LIABILITIES:
 Notes payable to affiliates                      $ 1,285
 Revolving loan                                     1,250
 Accounts payable                                   2,048
 Accrued interest                                     182
 Accrued expenses                                     938
 Current portion of long-term debt                    314
 Due for contact settlement                           259
 Due to affiliates                                    421
                                                  -------
TOTAL CURRENT LIABILITIES                           6,697

LONG-TERM DEBT, NET OF CURRENT PORTION              1,350

SUBORDINATED DEBENTURES                             3,088

OTHER LIABILITIES                                     697
                                                  -------
               TOTAL LIABILITIES                   11,832

SHAREHOLDERS' DEFICIENCY (NOTE 5)                  (3,162)
                                                  -------
                                                  $ 8,670
                                                  =======

                      Helm Resources, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                     (In Thousands, Except per Share Amounts)

                                   (unaudited)


                                            Three Months Ended
                                                 June 30,

                                            1996         1995
REVENUES                                    $4,892       $3,593


COSTS, EXPENSES AND OTHER:
 Operating expenses                          3,657        2,803
 Selling, general and administrative
  expenses                                   1,058          932
 Gain on sale of securities                   (185)        (130)
 Equity in net (earnings)losses of
  affiliates                                   (50)         (13)
 Increase in underlying equity
  of Intersystems, Inc.                        (42)         (40)
 Interest and debt expense                     268          269
 Interest income                               (22)         (20)
                                             -----        -----
TOTAL COSTS, EXPENSES AND OTHER              4,684        3,801
                                             -----        -----
INCOME (LOSS) FROM CONTINUING OPERATIONS       208         (208)
                                             -----        -----
DISCONTINUED OPERATIONS OF AFFILIATE          (168)          -
                                             -----        -----
NET INCOME (LOSS)                           $   40       $ (208)
                                            ======       ======
Earnings Per Share:
  Continuing operations                     $  .07       $ (.11)
  Discontinued operations                     (.07)           -
                                            ------       ------
Net earnings (loss)                         $    -       $ (.11)
                                            ======       ======

Average common shares outstanding            2,459        2,160
                                             =====        =====

            Helm Resources, Inc. and Subsidiaries

            Consolidated Statements of Operations

          (In Thousands, Except per Share Amounts)

                         (unaudited)

                                            Six Months Ended
                                                 June 30,

                                            1996      1995
REVENUES                                    $9,877    $7,095

COSTS, EXPENSES, AND OTHER:
  Operating expenses                         7,437     5,541
  Selling, general and
    administrative expenses                  2,060     1,965
  Gain on sale of securities                  (226)     (130)
  Equity in net (earnings) losses
    of affiliates                                8        87
  Increase in underlying equity of
    Intersystems, Inc.                         (42)      (40)
  Interest and debt expense                    467       490
  Provision for settlement of
    litigation                                 275         -
  Interest income                              (41)      (40)
                                             -----     -----
TOTAL COSTS, EXPENSES AND OTHER              9,938     7,873
                                             -----     -----
INCOME (LOSS) FROM CONTINUING OPERATIONS       (61)     (778)
                                             -----     -----
DISCONTINUED OPERATIONS OF AFFILIATE          (168)        -
                                             -----     -----
NET INCOME (LOSS)                           $ (229)   $ (778)

Earnings Per Share:
  Continuing operations                     $ (.05)   $ (.39)
  Discontinued operations                     (.07)        -
                                            ------    ------
Net earnings (loss)                         $ (.12)   $ (.39)
                                            ======    ======
Average common shares outstanding            2,450     2,160
                                            ======    ======

                  Helm Resources, Inc. and Subsidiaries

            Condensed Consolidated Statements of Cash Flows

                            (In Thousands)

                              (unaudited)


                                                Six Months Ended
                                                     June 30,
                                                1996      1995
Net cash provided by (used in)
 operating activities                          $ (69)    $ (75)
                                               -----     -----
Cash flows from investing activities:
  Decrease (increase) in investments
    in and due from affiliates                   635        53
  Proceeds from sales of securities               70        70
  Proceeds from sale of finance
    subsidiary portfolio                           -       467
  Additions to property, plant and
    equipment                                   (356)      (91)
                                               -----     -----
                                                 349       499

Cash flows from financing activities:
  Increase (decrease) in notes payable
    and long-term debt                          (648)     (510)
  Repayment of term loan                           -      (131)
  Proceeds from promissory note                    -       238
  Payment on contract settlement                   -       (33)
                                               -----     -----
                                                (648)     (436)
                                               -----     -----
NET INCREASE (DECREASE) IN CASH                 (368)      (12)
                                               -----     -----
CASH BEGINNING OF PERIOD                         434        41
                                               -----     -----
CASH END OF PERIOD                             $  66     $  29
                                               =====     =====
Cash paid during the period for:
  Interest                                     $ 110     $ 277
  Taxes                                            -         -


             HELM RESOURCES, INC. AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        June 30, 1996


Note 1. Management believes the accompanying unaudited condensed consolidated financial statements of
          Helm Resources, Inc. and subsidiaries ( the
          "Company") include all adjustments (consisting only of normal recurring accruals) required to present fairly the financial statements for the periods presented. The results of operations for any interim period are not necessarily indicative of the annual results of operations.

Note 2. Primary earnings per share is computed by dividing earnings, after deducting the preferred stock dividend requirements of $31,600 and $63,200 in the 1996 three month and six month periods and $31,600 and $63,200 in the 1995 three month and six month periods, by the average common shares outstanding during each period.

Note 3.   Inventories consist of packaging supplies.

Note 4.   Summarized Financial Data (in thousands):


Intersystems, Inc.                      Three Months Ended
(24% owned in 1996 and 41% in 1995)          June 30,

                                        1996      1995
REVENUES                                $5,067    $3,906

Operating expenses                       3,633     2,608
Selling, general and administrative
  expenses                               1,330     1,073
Interest expense (net)                     141       193
                                         -----     -----
TOTAL COST AND EXPENSES                  5,104     3,874
                                         -----     -----
INCOME (LOSS) FROM CONTINUING OPERATION    (37)       32
                                         -----     -----
DISCONTINUED OPERATIONS                   (578)        -
                                         -----     -----
NET INCOME LOSS                         $ (615)   $   32
                                         =====     =====

              HELM RESOURCES, INC. AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        June 30, 1996


                                        Six Months Ended
                                           June 30,

                                          1996      1995
REVENUES                                $ 8,971   $ 7,159

Operating expenses                        6,225     4,839
Selling, general and administrative
  expenses                                2,586     2,175
Settlement of note receivable-sale
  of trading business                        45         -
Interest expense (net)                      303       363
                                          -----     -----
TOTAL COST AND EXPENSES                   9,159     7,377
                                          -----     -----
INCOME (LOSS) FROM CONTINUING OPERATIONS   (188)     (218)
                                          -----     -----
DISCONTINUED OPERATIONS                    (730)        -
                                          -----     -----
NET INCOME (LOSS)                       $  (918)  $  (218)
                                          =====     =====

Note 5.   In March 1995, the Financial Accounting Standards
          Board issued Statement of Financial Accounting
          Standards No. 121, "Accounting for Impairment of
          Long-lived Assets and for Long-lived Assets to be Disposed of (SFAS N0. 121). SFAS No. 121 requires, among other things, that impairment losses on assets to be held, and gains or losses from assets that are expected to be disposed of, be included as a component of income from continuing operations. The Company adopted SFAS
          No. 121 in 1996 and its implementation did not have a material effect on the consolidated financial statements.

          In October 1995, the Financial Accounting
          Standards Board issued Statement of Financial Accounting Standards No. 12, "Accounting for Stock-Based Compensation" (SFAS No.123). SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of Accounting
          Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company did not adopt the fair market method encouraged by SFAS No. 123 and will continue to account for such transactions in accordance with APB No. 25. However, the Company will be required to provide additional disclosures for the 1996 annual financial statements providing pro forma effects as if the Company had elected to adopt SFAS No.123.

Note 6.   Stockholders' Equity (in Thousands)

                                               Common Stock      Additional
                      Preferred Stock          $.01 par value      Paid
                      Shares    Amount         Shares Amount     in capital
Balance
Jan. 1, 1996            40    $     -          2,399   $   24     $ 19,889

                                                                        22

Common stock
 issued,
 primarily for
 accrued
 interest                -          -            60        1          45
                     -----      -----         -----    -----      ------
Balance
June 30, 1996           40    $     -         2,459   $   25    $ 19,956
                     =====      =====         =====    =====      ======



                     Unrealized gain          Retained
                    on available for         Earnings     Treasury
                    sale securities          (Deficit)      Stock    Total
Balance
Jan. 1, 1996        $    763                 $(23,501)     $ (29)   $(2,854)

                                                                         22

Common stock
issued, primarily
for accrued interest       -                       -          -         46

Change in realized
gain on available
for sale securities     (147)                      -          -       (147)

Net (loss)                 -                    (229)         -       (229)
                       -----                 -------
Balance
June 30, 1996       $    616                $(23,730)     $ (29)   $(3,162)
                       =====                 =======       ====     ======

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED JUNE 30, 1996 AND JUNE 30, 1995

     Revenue increased by $1,299,000 (36%) to $4,892,000 in
the 1996 period compared to $3,593,000 in the 1995 period primarily due to an increase in packaging and storage volume at Interpak Terminals.

     Operating expenses increased $854,000 (30%)to $
3,657,000 in the 1996 period from $2,803,000 in the 1995
period due to increased labor cost, packaging supply cost and rent to accommodate the increase in volume.

     Selling general and administrative expense increased
$126,000 (13%) due to moving expense, employee benefits and legal cost.

     In 1996, $106,000 of gain on sale of securities represents gains on the sale of 65,500 shares of Intersystem common stock. The additional gain of $79,000 is from the sale of 10,720 shares of Professional Financial Services, Inc., 4,783 shares of Unapix Entertainment, Inc., 14,350 shares of Intersystems and 86,098 warrants, which expire in 2006, to purchase a like number of shares of Helm common stock at $1.25 per share, all at market value, to an officer of the Company in exchange for $91,250 principal amount of 8% debenture and accrued interest thereon of $16,203. In 1995 the gain represents the sale of 28,749 shares of restricted common stock of Unapix Entertainment Inc. and 20,001 shares of restricted common stock of Professional Financial Services, Inc. at market value to two officers of the Company.

     Discontinued operations is the Company's proportionate share of Intersystems loss from discontinued operations.


SIX MONTH PERIODS ENDED JUNE 30, 1996 AND JUNE 30, 1995

     Revenue increased by $2,782,000 (39%) to $9,877,000 in
the 1996 period compared to $7,095,000 in the 1995 period primarily due to an increase in packaging and storage volume at Interpak Terminals.

     Operating expenses increased $1,896,000 (34%) to $7,437,000 in the 1996 period from $5,541,000 in the 1995 period due to
increased labor cost, packaging supply cost and rent to accommodate the increase in volume.

     Gain on sales of securities in 1996 includes the gain described in the three month period above and a gain on the sale of 15,900 shares of Intersystem common stock and 2,000 shares of Unapix common stock in the first quarter of 1996.
The 1995 gain is the same as described above for the three months ended June 30, 1995.

     The provision for settlement of litigation of $275,000 in 1996 is for the settlement of all claims related to a lawsuit against the Company and Interpak which was described in Part II-Item 1 of the Company's Form 10QSB for the first quarter of 1996.

Impact of Inflation

     Inflation has not had a significant impact on the Company's operations.

Liquidity and Capital Resources

     Operating activities for the six months ended June 30, 1996 used cash of $69,000; $635,000 was provided by payments from affiliates, and $648,000 was used for repayments of notes payable and long-term debt; additions to plant and equipment used $356,000, which resulted in a decrease in cash of $368,000.

     At June 30, 1996, the Company had a working capital deficit of $3,418,000, which included $1,870,000 for Interpak. The Interpak working capital deficit included $1,250,000 under a revolving loan agreement which expires in February 1997. The line, which has an annual interest rate of prime plus 1.25%, was fully borrowed at June 30, 1996, is secured by substantially all of the assets of Interpak, as well as Interpak's common stock and 400,000 shares of common stock of an affiliated company, and is guaranteed by the Company. It is expected that Interpak's operations should be sufficient to meet its other obligations as they become due. The balance of the working capital deficit included approximately $1,285,000 of payables to affiliates as to which the Company is confident of its ability to fund as needed from the sale of investment securities.

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



                                   Helm Resources, Inc.






August 14, 1996                         /S/ Daniel T. Murphy

                                   Daniel T. Murphy
                                   Executive Vice President
                                   Chief Accounting and
                                   Financial Officer