Form 10QSB
period 1996-09-30
HELM RESOURCES INC/DE/
filed 1996-11-18
CIK 351685

                                FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549


          QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE

                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

               Commission File Number       1-8292




                              HELM RESOURCES, INC.
                              --------------------
               (exact name of registrant as specified in charter)


        Delaware                                     59-0786066
        --------                                     ----------
(state or other jurisdiction                        (IRS EMPLOYER
of incorporation or organization)                    Identification No.)


                               537 Steamboat Road
                               Greenwich, CT 06830
                            ------------------------
                    (Address of principal executive offices)


                                  203-629-1400
               ---------------------------------------------------
              (registrant's telephone number, including area code.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.


                   YES   X                               NO
                       _____                                _____

As of November 13, 1996 there were 2,458,953 shares of the Company's common stock, par value $.01 per share, outstanding.

                          PART I- FINANCIAL INFORMATION
                      HELM RESOURCES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet



                                 (In Thousands)


                                   (unaudited)



ASSETS                                                        September 30, 1996
------                                                        ------------------

Current Assets:                                                           $
 Cash and cash equivalents                                                    64
 Accounts receivable, net                                                   1961
 Inventories                                                                 232
 Current portion of promissory notes
  receivable from officers                                                   163
 Due from affiliates                                                          23
 Prepaid expenses                                                            228
 Other current assets                                                         22

                                                                          ------

TOTAL CURRENT ASSETS                                                        2693

INVESTMENTS IN AND DUE FROM AFFILIATES                                      1853

PROMISSORY NOTES RECEIVABLE FROM OFFICERS                                    488

PROPERTY, PLANT AND EQUIPMENT, NET                                          2424

DEFERRED CHARGES AND OTHER ASSETS                                            402
                                                                          ------

                                                                          $7,860
                                                                          ======

                      HELM RESOURCES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet


                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                       September 30, 1996
                                                       ------------------


LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)
-----------------------------------------

CURRENT LIABILITIES:
 Notes payable to affiliates                                       $1,115
 Revolving loan                                                     1,000
 Accounts payable                                                   2,286
 Accrued interest                                                     273
 Accrued Expenses                                                     929
 Current portion of long-term debt                                    285
 Due for contract settlement                                          259
 Due to affiliates                                                    406
                                                                   ------

TOTAL CURRENT LIABILITIES                                           6,553



LONG-TERM DEBT, NET OF CURRENT PORTION                              1,296

SUBORDINATED DEBENTURES                                             3,099

OTHER LIABILITIES
                                                                      760
                                                                   ------

                TOTAL LIABILITIES                                  11,708

SHAREHOLDERS' DEFICIENCY (NOTE 5)                                  (3,848)

                                                                   ------

                                                                   $7,860
                                                                   ======

                      HELM RESOURCES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                    (In Thousands, Except per Share Amounts)

                                   (unaudited)


                                                        Three Months Ended
                                                           September 30,
                                                       --------------------

                                                       1996              1995
                                                      -------           -------

REVENUES                                              $ 4,119           $ 4,088
                                                      -------           -------

COSTS, EXPENSES AND OTHER:
 Operating expenses                                     3,316             3,082
 Selling, general and administrative
   expenses                                             1,056               948
 Gain on sale of securities                              (192)             (163)
 Equity in net (earnings) losses of
  affiliates                                              (30)              (21)
 Increase in underlying equity
   of Intersystems, Inc.                                  (18)               --
 Interest and debt expense, net                           249               237
 Non-recurring warehouse
  reorganization expense                                  254                --
                                                      -------           -------
TOTAL COSTS, EXPENSES AND OTHER                         4,635             4,083
                                                      -------           -------


NET INCOME (LOSS)                                     $  (516)          $     5
                                                      =======           =======


Earnings(loss)per share                               $  (.23)          $  (.01)
                                                      =======           =======

Average common shares outstanding                       2,459             2,227
                                                      =======           =======

                      HELM RESOURCES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                    (In Thousands, Except per Share Amounts)

                                   (unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                         -----------------

                                                       1996              1995
                                                     --------          --------
REVENUES                                             $ 13,996          $ 11,183
                                                     --------          --------
COSTS, EXPENSES AND OTHER:
 Operating expenses                                    10,753             8,623
 Selling, general and administrative
  expenses                                              3,116             2,913
 Gain on sale of securities                              (418)             (293)
 Equity in net (earnings) losses
  of affiliates                                           (22)               66
 Increase in underlying equity of
  Intersystems, Inc.                                      (60)              (40)
 Interest and debt expense                                675               687
 Provision for settlement of
  litigation                                              275                --
 Non- recurring warehouse reorganization
   expense                                                254                --
                                                     --------          --------

TOTAL COSTS, EXPENSES AND OTHER                        14,573            11,956
                                                     --------          --------

LOSS FROM CONTINUING OPERATIONS                          (577)             (773)
DISCONTINUED OPERATIONS OF AFFILIATE                     (168)               --
                                                     --------          --------

NET(LOSS)PER SHARE                                   $   (745)         $   (773)
                                                     ========          ========
Earnings(loss)per share:
  Continuing operations                                  (.28)         $   (.40)
  Discontinued operations                                (.07)               --
                                                     --------          --------

Net(loss)per share                                   $   (.35)         $   (.40)
                                                     ========          ========
Average common shares outstanding                       2,453             2,183
                                                     ========          ========

                      HELM RESOURCES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                 (In Thousands)

                                   (unaudited)


                                                           Nine Months Ended
                                                             September 30,
                                                           -----------------

                                                          1996             1995
                                                         -----            -----

Net cash provided by (used in)
 operating activities                                    $ 343            $ (76)
                                                         -----            -----

Cash flows from investing activities:
 Decrease (increase) in investments
  in and due from affiliates                               227              139
 Proceeds from sales of securities                          85              172
 Proceeds from sale of finance
  subsidiary portfolio                                      --              467
 Additions to property, plant and
  equipment                                               (480)            (143)
                                                         -----            -----
                                                          (168)             635
Cash flows from financing activities:
 Increase in due to affiliate                              406               --
 Increase (decrease) in notes payable
  and long term debt                                      (951)              --
 Repayment of notes payable                                 --             (660)
 Repayment of term loan                                     --             (200)
 Proceeds from promissory note                              --              318
 Payment on contract settlement                             --              (33)
                                                         -----            -----
                                                          (545)            (575)
                                                         -----            -----

NET INCREASE (DECREASE) IN CASH                           (370)             (16)
CASH BEGINNING OF PERIOD                                   434               41
                                                         -----            -----

CASH END OF PERIOD                                       $  64            $  25

Cash paid during the period for:
 Interest                                                $ 305            $ 344
 Taxes                                                       2               --

                      HELM RESOURCES, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

                               September 30, 1996


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

Note 2. Primary earnings per share is computed by dividing earnings, after deducting the preferred stock dividend requirements of $31,600 and $94,800 in the three month and nine month periods of each year by the average common shares outstanding each period.

Note 3.  Inventories consist of packaging supplies.

Note 4.  Summarized Financial Data (in thousands):


Intersystems, Inc.                                         Three Months Ended
------------------                                            September 30,
(23% owned in 1996 and 41% in 1995)                        ------------------

                                                          1996             1995
                                                         ------           ------

REVENUES                                                 $5,855           $4,747
                                                         ------           ------

Operating expenses                                        4,229            3,279
Selling, general and administrative
  expenses                                                1,394            1,215
Interest expense (net)                                      166              194
                                                         ------           ------

TOTAL COST AND EXPENSES                                   5,789            4,688
                                                         ------           ------


NET INCOME                                               $   66           $   59
                                                         ======           ======

                      HELM RESOURCES, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

                       September 30, 1996


                                             Nine Months Ended
                                               September 30,
                                             -----------------

                                           1996              1995
                                          -------          --------

REVENUES                                  $14,826          $ 11,906
                                          -------          --------
Operating expenses                         10,453             8,093
Selling, general and administrative
 expenses                                   3,980             3,414
Settlement of note receivable-sale
 of trading business                           48                 -
Interest expense (net)                        469               558
                                          -------          --------

TOTAL COST AND EXPENSES                    14,950            12,065
                                          -------          --------

LOSS FROM CONTINUING OPERATIONS              (124)             (159)

DISCONTINUED OPERATIONS                      (730)                -
                                          -------          --------

NET (LOSS)                                $  (854)         $   (159)
                                          =======          ========

Note 5. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.121, "Accounting for Impairment of Long-lived Assets to be Disposed of (SFAS NO. 121). SFAS No. 121 requires, among other things, that impairment losses on assets to be held, and gains or losses from assets that are expected to be disposed of, be included as a component of income from continuing operations. The Company adopted SFAS No. 121 in 1996 and its implementation did not have a material effect on the consolidated financial statements.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 12, "Accounting for Stock-Based Compensation"(SFAS No. 123). SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company did not adopt the fair market method encouraged by SFAS No. 123 and will continue to account for such transactions in accordance with APB No. 125. However, the Company will be required to provide additional disclosures for the 1996 annual financial statements providing pro forma effects as if the Company had elected to adopt SFAS No. 123.

Note 6. During the three months ended September 30, 1996 an officer of the Company purchased 25,000 shares of common stock of Unapix Entertainment, Inc. and 40,000 shares of common stock of Professional Financial Services, Inc. from the Company, at market value. The purchase price was paid by surrender of $200,000 principal amount of senior subordinated notes due to him. The Company realized a gain from the transaction of $177,000 which is included in gain on sale of securities. In addition, the Company sold 10,000 shares of Intersystems common stock for a gain of $15,000.

         During the six months ended June 30, 1996,the Company sold 65,500 shares of Intersystems common stock at a gain of $106,000 and had an additional gain of $79,000 from the sale of 17,152 common shares of Professional Financial Services, Inc., 4,783 common shares of Unapix Entertainment, Inc., 14,350 common shares of Intersystems and 86,098 warrants, which expire in 2006, to purchase a like number of shares of Helm common stock at $1.25 per share, all at market value to another officer of the Company in exchange for $91,250 principal amount of 8% debentures and accrued interest thereon of $16,203.

         During the nine months ended September 30, 1995, two officers of the Company purchased 44,282 shares of restricted common stock of Unapix Entertainment, Inc.; 74,366 shares of restricted common stock of Professional Financial Services, Inc. and 60,405 shares of restricted common stock of Intersystems,Inc. at market value from the Company for $344,000. One half of the purchase price was paid in cash and the other half by surrender of senior subordinated notes due to them. The purchases was approved by the Board of Directors and the Company realized a gain from the transactions of $163,000 for the quarter ended September 30 and $293,000 for the nine months ended September 30, 1995.

Note 7.       STOCKHOLDER'S EQUITY (IN THOUSANDS)
              ----------------------------------


                     Preferred     Stock          Common Stock         Additional
                       Shares      Amount        $.01 par value      Paid in Capital
                       ------      ------         Shares Amount      ---------------
                                                 ---------------

Balance
Jan.1, 1996              40        $   --        2,399        $24        $19,889

Warrants issued          --            --           --         --             22

Common Stock
issued, primarily
for accrued
interest                 --            --           60          1             45
                         --        ------        -----        ---        -------


Balance                  40        $   --        2,459        $25        $19,956
Sept 30,1996
                         ==        ====          =====        ===        =======


                       Unrealized gain    Retained      Treasury        Total
                      on available for    Earnings        Stock
                       sale securities    (Deficit)       -----         -----
                       ---------------    ---------

Balance
Jan.1, 1996                 $ 763         $(23,501)        $(29)        $(2,854)

Warrants issued                --               --           --              22

Common stock
issued, primarily
for accrued interest           --               --           --              46

Change in unrealized
gain on available
for sale securities          (317)              --           --            (317)

Net (loss)                     --             (745)          --            (745)
                            -----         --------         ----         -------

Balance
September 30, 1996          $ 446         $(24,246)        $(29)        $(3,848)
                            =====         ========         ====         =======

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


THREE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995



         Revenues increased slightly to $4,119,000 in the 1996 period compared to $4,088,000 in the 1995 period. Interpak Terminal's revenue increased $76,000 in the 1996 period and was offset by a decrease of $45,000 in other miscellaneous revenue. Railcars packaged by Interpak in the third quarter of 1996 decreased 10% from the second quarter of 1996 due to customer plant shutdown for maintenance. The number of cars packaged is expected to increase for the fourth quarter.

      Operating expenses, which are all attributable to Interpak Terminals, increased by $234,000 (8%) to $3,316,000 in the 1996 period compared to $3,082,000 in the 1995 period primarily due to increased labor cost.

      Selling, general and administrative expenses were $1,056,000 in the 1996 period compared to $948,000 in the 1995 period, an increase of $108,000 (11%) of which $62,000 related to the settlement of a customer dispute and $35,000 in additional travel expenses incurred in connection with customer contract negotiations.

      Gain on sale of securities is described in note 6 to the financial statements.

      In the third quarter of 1996, Interpak incurred $254,000 of expense related to relocating customer products in various warehouses to improve efficiency.

NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995


     Revenue increased by $2,813,000 (25%) to $13,996,000 in the 1996 period compared to $11,183,000 in the 1995 period primarily due to an increase in packaging and storage volume at Interpak Terminals.

         Operating expenses increased $2,130,000 (25%) to $10,753,000 in the 1996 period from $8,623,000 in the 1995 period due to increased labor cost, packaging supply cost and rent to accommodate the increase in volume.

         Gain on sales of securities in 1996 is described in note 6 to the financial statements.


         The provision for settlement of litigation of $275,000 in 1996 is for the settlement of all claims related to a lawsuit against the Company and Interpak which was described in Part II-Item 1 of the Company's Form 10QSB for the first quarter of 1996.

      In the third quarter of 1996, Interpak incurred $254,000 of expenses related to relocating customer products in various warehouses to improve efficiency.

      Excluding the provision for settlement of litigation and the non recurring warehouse relocation expense, the net loss from continuing operations for the nine months ended September 30, 1996 would have been $48,000 or $.06 per share.

Impact of Inflation


     Inflation has not had a significant impact on the Company's operations.


Liquidity and Capital Resources


         Operating activities for the nine months ended September 30, 1996 provided cash of $343,000; $633,000 was provided by payments from affiliates, and $85,000 was provided by proceeds from securities. $951,000 was used for repayments of notes payable and long-term debt and additions to plant and equipment used $480,000, which resulted in a decrease in cash of $370,000.

     At September 30, 1996, the Company had a working capital deficit of $3,860,000, which included $2,446,000 for Interpak. The Interpak working capital deficit included $1,000,000 under a revolving loan agreement which expires in February 1997. The line, which has an annual interest rate of prime plus 1.25%, was fully borrowed at September 30, 1996, is secured by substantially all of the assets of Interpak, as well as Interpak's common stock and 400,000 shares of common stock of an affiliated company, and is guaranteed by the Company. It is expected that Interpak's operations should be sufficient to meet its other obligations as they become due. The balance of the working capital deficit included approximately $1,115,000 of payables to affiliates as to which the Company is confident of its ability to fund as needed from the sale of investment securities.

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

     The Company has terminated discussions with Intersystems, Inc.
concerning the previously announced proposed sale of Interpak to Intersystems due to an inability to reach an agreement on price, as well as Intersystem's inability to finance the acquisition. The Company will continue in it's efforts to sell Interpak.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.








                                          Helm Resources, Inc.





November 13, 1996                         /S/ Daniel T. Murphy
                                          _________________________________

                                          Daniel T. Murphy
                                          Executive Vice President
                                          Chief Accounting and
                                          Financial Officer