Form 10KSB
period 1996-12-31
HELM RESOURCES INC/DE/
filed 1997-04-15
CIK 351685

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For Fiscal Year Ended December 31, 1996 [Fee Required]
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [No Fee Required] For the transition period         to         .

Commission File No. 1-8292

                              HELM RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                               59-0786066
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

         537 Steamboat Road
       Greenwich, Connecticut                            06830
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (203) 629-1400

Securities registered pursuant to Section l2(b) of the Act:

                                     Name of each exchange
Title of each class                   on which registered

Common Stock, par value $.0l         American Stock Exchange

Check whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

The issuer's revenues for the year ended December 31, 1996 were $18,234,000. The aggregate market value of the voting stock held by non-affiliates of the issuer is approximately $1,515,366 based upon the closing price of the issuer's common stock, $.01 par value, as reported by the American Stock Exchange on April 3, 1997, which was $.6875.

The number of shares of the registrant's Common Stock, $.01 par value, outstanding on April 4, 1997: 2,540,538.

Documents incorporated by reference: NONE

Transitional Small Business Format: Yes      No  X
                                        ---     ---


                  Page 1 of 68 pages. Exhibits begin on page 68

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

         Helm Resources, Inc. (the "Company") provides financial services and management assistance to small and mid-market companies and, in recent years, has developed and oversees the management of various business enterprises. Currently, the Company, through a wholly-owned subsidiary, affiliated company and several investments, is engaged in several business activities.

         The Company, through Interpak Terminals, Inc. ("Interpak"), a wholly-owned subsidiary, warehouses, custom packages and arranges for delivery of thermoplastic resins for its customers.

         In addition, a 22% owned affiliate and a public company, InterSystems, Inc. (together with its wholly owned subsidiaries, hereinafter "ISI"), designs, manufactures, sells and leases various agricultural and industrial products primarily used in the handling, cleaning and weighing of grain products and for sampling the quality and grade of various industrial and agricultural products through a subsidiary, InterSystems, Inc., a Nebraska corporation, and provides custom resin compounding services for thermoplastic resin producers through a subsidiary, Chemtrusion, Inc.

         The Company maintains smaller investments in the following entities:

         - 9% limited partnership interest in The Mezzanine Financial Fund, L.P., a Delaware limited partnership which makes collateralized loans to companies; and

         - 14% of the outstanding common stock of Professionals' Financial Services, Inc. ("PFS"). PFS, a Delaware corporation, which, through its wholly owned subsidiaries, MediFin, Inc. and Professional Factors, Inc. based in Red Bank, New Jersey and Tampa, Florida, is in the business of providing credit through the purchase of accounts receivables to healthcare and other commercial enterprises.

                              Results of Operations

         During 1996, the Company realized revenues of $18,234,000 on a consolidated basis, as compared to consolidated revenues of $15,183,000 in 1995, and the Company realized a loss of ($1,138,000) in 1996, as compared to a loss of ($594,000) in 1995.

         The loss from operations in 1996 is attributable in part to $635,000 in special expenses relating to its wholly-owned subsidiary, Interpak Holdings, Inc., including $300,000 attributable to the settlement of a major litigation and $335,000 in warehouse restructuring expenses to accommodate customers, as well as by the Company's $428,000 share in the loss from discontinued operations of ISI.

                  Page 2 of 68 pages. Exhibits begin on page 68

         The Company is a Delaware corporation with its principal offices at 537 Steamboat Road, Greenwich, Connecticut 06830. Its telephone number is (203) 629-1400. Unless the context otherwise requires, reference to the "Company" includes Helm Resources, Inc. and its majority owned subsidiaries (but not its affiliates). Set forth below is a discussion of the principal subsidiary, affiliate and investments of Helm Resources, Inc.

RECENT DEVELOPMENTS

         In 1995, the Company announced that its subsidiary, Interpak Holdings, Inc. ("Holdings") was pursuing the possible sale of Interpak to ISI. In late October 1996, the Company's board of directors terminated discussions with ISI concerning the sale of Interpak since after months of discussions, no agreement was reached as to price, nor was ISI able to arrange financing to complete the purchase. Shortly thereafter, the Company and Holdings announced an agreement in principle to sell Interpak to Fred S. Zeidman, President of Interpak, for $3.1 million in cash. This agreement was terminated when Mr. Zeidman was unable to obtain financing on acceptable terms.

         In January 1997, the board of directors reconsidered the sale of Interpak after receiving an offer from ISI to purchase Interpak from Holdings for approximately $3.1 million consisting of a cash down payment of $400,000 and the balance payable in a combination of cash or stock over the next two and one half years. This purchase price was less than that originally sought by Helm and Holdings, and the structure of the payment of the consideration eliminated the need for third party financing, which ISI was not able to obtain on acceptable terms during the original negotiations. The board, however, remained interested in selling Interpak as the first step in focusing its operations on providing financial services to small and medium sized businesses.

         In late March 1997, ISI withdrew its offer to acquire Interpak from the Company as ISI was unable to satisfy certain conditions to the consummation of the sale. Shortly thereafter, the Company and Holdings was approached by a large European corporation which has made a proposal for a cash acquisition of Interpak. The Company and Holdings are presently in negotiations with this corporation. Should a definitive agreement be entered into with this prospective purchaser, a closing is expected in the next 60 to 90 days.

INTERPAK TERMINALS, INC.

                                     General

         Interpak, a wholly owned subsidiary of the Company, offers its customers a "turnkey" polymer handling service, providing a complete bridge between the production and marketing of polymers for both domestic and export shipments. This state-of-the-art service enables the polymer producer to focus its business on the production of polymers, knowing that Interpak will efficiently package, warehouse and arrange for the distribution of polymers to the ultimate customer. Interpak believes it is one of the larger companies operating exclusively in the United States in the thermoplastic resin

                  Page 3 of 68 pages. Exhibits begin on page 68 handling business, based on revenues, capacity, warehouse space and number of customers. Interpak has long standing and extensive contacts with resin producers and suppliers. Interpak maintains its position in the industry on the basis of the efficiency, quality, thoroughness and reliability of its turnkey service.

         In 1996, Interpak had revenues of $18,065,361 and a net loss of ($409,291). The loss from operations in 1996 was attributable in part to $300,000 incurred in the settlement of the Garner litigation (See Item 3: Legal Proceedings) and $335,000 of special warehouse restructuring expenses.

                                    Business

         Interpak's turnkey service has three components: packaging, warehousing, transportation, distribution and bulk transfer of thermoplastic resins as follows:

         Interpak's packaging service can be tailored to meet any customer specifications. There are four types of packaging operations: box and super sack line, form fill and seal line, valve bag line and open mouth sewingline. All packaging operations are conducted with four criteria in mind: rapid processing, maintaining product integrity, strict weight tolerances and stable pallet loads.

         Interpak operates thirteen packaging lines in nine packaging and warehousing facilities in the Houston area, with approximately 1,292,423 square feet of space. It also operates five packaging lines at its facilities in Edison, New Jersey with approximately 153,600 square feet of warehousing space. Customers desiring warehousing store their resins at any of the above facilities. A computerized inventory management system monitors the warehoused product, which is also regularly inspected and inventoried.

         Resins packaged and/or warehoused by Interpak are distributed worldwide. From Interpak's facilities, the resins are loaded in accordance with the customer's instructions, loose or palletized, onto ocean containers, hopper trucks or onto 20 or 40 foot sea bulk containers. The proximity of Interpak's operations to various Gulf Coast ports via its Houston area facilities and to the New York and New Jersey ports via its Edison, New Jersey facility facilitates its distribution functions.

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

         Interpak's customers are producers and suppliers of thermoplastic resins. The producers are mainly the major petrochemical companies, along with certain other chemical

                  Page 4 of 68 pages. Exhibits begin on page 68 companies. Suppliers of resins include companies that buy and sell but do not produce resins. Interpak currently has approximately 40 customers. Interpak estimates that there are in total fewer than 200 worldwide producers and suppliers of resins.

         One of Interpak's customers, Union Carbide Corporation, accounted for 56% and 57%, respectively, of Interpak's revenues for 1996 and 1995. Interpak has dedicated its Edison, New Jersey, and its Calvacade and Produce Row, Texas facilities to Union Carbide, although Interpak performs services for other customers at these facilities on a spot basis. Contracts with Union Carbide for dedicated activities in Texas and New Jersey expired on April 30, 1996 and have been renewed for three years commencing January 1, 1997. The Union Carbide contract is cancelable upon 180 days' notice. Interpak does not believe that its business is dependent upon any one customer; however, the loss of Union Carbide would adversely affect its revenues until such time as the business represented by this customer was replaced. There can be no assurance that these revenues could be replaced.

Environmental Matters

         Interpak does not currently anticipate any material effect upon its capital expenditures, earnings or competitive position as a result of its compliance with Federal, state and local provisions which have been enacted or adopted relating to the protection of the environment.

INTERSYSTEMS, INC.

                                     General

         InterSystems, Inc. was originally organized under the laws of the state of Delaware in 1984. ISI's two principal lines of business today consist of the operations of its wholly-owned subsidiary, InterSystems, Inc., a Nebraska corporation ("InterSystems Nebraska"), which designs, manufactures and sells specialized materials handling equipment, and the custom resin compounding operations conducted by its wholly-owned subsidiary, Chemtrusion, Inc. ("Chemtrusion"). For each of the two years ended December 31, 1996 and 1995, approximately 71% and 75%, respectively, of ISI's revenues were attributable to the business of InterSystems Nebraska and approximately 29% and 25%, respectively, of ISI's revenues were attributable to the business of Chemtrusion.

         In addition, at June 30, 1996, ISI elected to discontinue the operations of its Tropical Systems, Inc. ("Tropical") subsidiary in Miami. Tropical was engaged in the business of manufacturing and selling hurricane resistant window and door products. This decision was reached after ISI determined that the cost to continue the business was significantly greater than originally projected, and proceeding with these operations would have a negative impact on the financial situation of InterSystems Nebraska, which was financing Tropical.

                                   ----------

         Page 5 of 68 pages. Exhibits begin on page 68

         ISI had revenues of $20,387,000 and $15,703,000, respectively, for the years ended December 31, 1996 and 1995. For these same periods, losses from continuing operations were ($399,000) and ($478,000), respectively. The total losses for the years ended December 31, 1996 and 1995 were ($2,319,000) and ($695,000), which included a loss from discontinued operations of ($1,920,000) in 1996 and ($217,000) in 1995, of which ($1,440,000) was incurred in 1996 on the disposal of ISI's Tropical Systems, Inc. subsidiary discussed below.

The Business of InterSystems Nebraska

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

Automatic samplers. Automatic samplers are used to sample materials such as powders, pellets, granules and liquids in gravity, pneumatic or liquid applications. Samplers are used at different stages of a material handling or production process to take a random sample of the products being received, produced or transported. Automatic samplers are sold to customers in substantially all businesses served by InterSystems Nebraska and can be adapted to extreme applications, such as high temperatures, toxic materials and non-standard pressures. InterSystems Nebraska manufactures a line of automatic samplers for use by agricultural customers as well as a line for use by industrial customers.

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

                  Page 6 of 68 pages. Exhibits begin on page 68

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

         Intersystems Nebraska's other products are sold by 6 sales personnel who are employees of the Company. In addition, InterSystems Nebraska leases its agricultural automatic sampling systems. In this circumstance, InterSystems Nebraska typically enters into a three-year agreement with its customer, generally a grain elevator, pursuant to which InterSystems Nebraska installs the sampling system and maintains the system on a continuing basis. In consideration for these services, the customer agrees to pay InterSystems Nebraska monthly for each sample drawn and to pay for a minimum number of samples during each l2-month period. To date, most of InterSystems Nebraska's equipment has been sold within the grain, feed and grain processing industries. InterSystems Nebraska is seeking to increase its sales volume by marketing its products outside of the United States. InterSystems Nebraska currently has the following foreign representatives: 4 in Mexico, 8 in Canada, 4 in Europe, one in Australia and one servicing the remainder of Central America and South America.

                                  Manufacturing

         InterSystems Nebraska fabricates, welds and assembles raw material and other purchased components into its finished sampling and handling systems. InterSystems Nebraska's products are designed and manufactured at its two Omaha facilities with a combined area of 70,000 square feet, of which approximately 60,000 square feet are dedicated to manufacturing operations. The subsidiary utilizes advanced robotics, integrated software and automated production systems in its manufacturing processes, and has invested in a CNC turret punch, computerized machining and fabrication equipment and automatic welding equipment. In addition, all engineering utilizes a Computer Aided Design (CAD) system.

                  Page 7 of 68 pages. Exhibits begin on page 68

                           Suppliers and Raw Materials

         The principal raw materials used by InterSystems Nebraska in its product manufacturing consist of steel, plastic and other stock, all of which are commonly available from numerous suppliers and vendors. InterSystems Nebraska has not experienced, nor does it reasonably anticipate, any material interruption in the supply of raw materials necessary to manufacture its products.

                              Backlog and Customers

         InterSystems Nebraska had a sales backlog of approximately $2,266,000 at December 31, 1996, compared with $2,309,000 at December 3l, 1995. All orders at December 3l, l996 are believed to be firm and are expected to be filled by December 3l, l997.

         During 1996, InterSystems Nebraska provided equipment to approximately 1,300 customers. No single customer has accounted for 10% or more of InterSystems Nebraska's total revenues during 1996 or 1995. InterSystems Nebraska does not believe that the loss of any single customer would have a material adverse effect on its business operations.

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

     Discontinued Operations: Tropical Systems, Inc.

         InterSystems Nebraska, through a subsidiary, Tropical Systems,Inc. ("TSI") signed a letter of intent in September 1995 (the "Letter of Intent") for the acquisition of the assets of The Tropical Manufacturing Group, Inc. headquartered in Miami, Florida ("Tropical"), and entered into an operating agreement with Tropical, which was engaged in the business of manufacturing and selling commercial rolling doors and hurricane resistant doors and shutters in South Florida, Latin American and the Caribbean. Under the operating agreement, Tropical (i) assigned to TSI its rights to sell, market and distribute its products and (ii) manufactured its products for the sole account of TSI, in exchange for the agreement of TSI to pay

                  Page 8 of 68 pages. Exhibits begin on page 68

Tropical cost plus 1% for each product so manufactured. This was intended as an interim arrangement which could be terminated at any time by TSI, and which would be terminated upon the purchase by TSI of all of Tropical's assets and the assumption of certain liabilities of Tropical pursuant to the Letter of Intent. The consummation of the purchase was conditioned upon arranging the necessary financing to complete the purchase and obtaining clear title to the assets of Tropical, which were subject to various tax and other liens.

         The capital needs of TSI proved to be significantly greater than originally anticipated. While original estimates of the cost of clearing title to the assets of Tropical to be purchased by TSI remained at approximately $250,000, additional working capital was needed to maintain the day to day operating expenses of this division while marketing and sales were developed to cover future cash flow and working capital needs. For the quarter ended December 31, 1995, TSI recorded revenues of $852,000 and a net loss from operations of $217,000. For the six months ended June 30, 1996, TSI operated at a loss of $480,000. Working capital needs for this subsidiary through the end of 1996 were estimated at a minimum of approximately $500,000 to $750,000. TSI was unable to generate sufficient sales to meet its working capital needs, nor was TSI or its parent companies able to contribute sufficient funds needed to fund TSI for the foreseeable future. Accordingly, at June 30, 1996, ISI elected to discontinue TSI operations. In October 1996, Tropical filed for protection from its creditors under the federal bankruptcy laws.

The Business of Chemtrusion

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

                             Compounding Operations

         Chemtrusion provides custom compounding services using three twin screw extruders, various blenders and other equipment at its Houston facility and four twin screw extruders at its Mytex facility (discussed below). Based on the rated capacity of its equipment and given the current mix of the products manufactured by Chemtrusion, Chemtrusion's present annual manufacturing capacity is approximately 70 million pounds at its two facilities. 1996 production was approximately 23,820,635 pounds in Houston, compared to approximately 28,943,000 pounds in 1995. During 1996, Houston production was impacted negatively by a lower plant utilization rate due to an interruption in feedstock supply from one of its customers, an

                  Page 9 of 68 pages. Exhibits begin on page 68 internal restructuring by another customer and concentration on the start-up of the Mytex facility. 1996 production at the Mytex facility, which began operations in November 1996, was 5,444,731 pounds. 1997 aggregate production capacity is expected to be considerably greater than 1996 after a full year of compounding activities at the Mytex facility.

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

                                 Mytex Facility

         In January 1996, Chemtrusion entered into a Definitive Agreement for Compounding Services with Mytex Polymers ("Mytex"), a Delaware general partnership of affiliates of Mitsubishi Chemical America and Exxon Chemical Company, a division of Exxon Corporation. Pursuant to the Agreement, Chemtrusion acquired 16.4 acres of land in Jeffersonville, Indiana, on which it constructed and equipped in accordance with agreed upon plans and specifications a plastics compounding plant at a cost of $12.8 million. As designed, the plant contains four production lines with an annual capacity of 35 million pounds of product, and contains sufficient space to add several additional production lines, if desirable, at a future date. Mytex has the right to require Chemtrusion to undertake the expansion of the plant at any time, with adjustment in the management fee payable to Chemtrusion.

         Mytex guaranteed the initial construction financing which had been provided by a financial institution. The plant was completed in October 1996. In January 1997, Mytex provided $14,000,000 permanent financing for the facility.

         At this facility, Chemtrusion produces an array of polypropylene-based compounds exclusively for the exclusive benefit of Mytex using raw materials and specifications provided by Mytex. Chemtrusion is paid a monthly management fee for its operation of the plant, which covers most operating expenses of the plant and construction financing debt service, and which management currently expects to provide significant net profits to Chemtrusion.

         The initial term of the Agreement is five years, and Mytex has the option to renew the Agreement for two additional five year terms. The Agreement may be terminated by either party upon the default of the other, except that certain defaults require notice and an opportunity to cure. Termination of the Agreement triggers purchase rights on behalf of Mytex (the "Option") and put rights on behalf of Chemtrusion (the "Put") with respect to the facility. The purchase

                 Page 10 of 68 pages. Exhibits begin on page 68 price under the Option and Put ranges from $1.5 million plus assumption of the construction financing, to assumption of construction financing less $700,000, depending on when the rights are exercised and whether the exercise follows a default by Mytex or Chemtrusion.

                           Suppliers and Raw Materials

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

                               Sales and Marketing

         Marketing efforts are conducted through involvement of Chemtrusion executive officers in industry and trade networks, attendance at trade and technology conferences and symposia and other venues where resin producers or independent consumers of compounded materials can learn of Chemtrusion's capabilities. Chemtrusion does not have an outside or field sales force. Chemtrusion believes its focus on quality has resulted in the development of stable, long-term customer relationships.

                                   Customers

         The customer base for Chemtrusion's compounding business consists primarily of resin producers, although end product distributors and independent consumers also represent a small portion of the company's customer base. For each of the last two fiscal years, approximately 70% to 80% of total revenues of the compounding business were attributable to between eight and ten regular customers. Of these, two customers, one of which is Mytex, accounted for approximately 36% and 35% of total revenues of the compounding business for the year ended December 31, 1996 and one of these customers accounted for 77% of Chemtrusion's revenues in 1995. In addition, beginning in 1997, Mytex is expected to account for approximately one half of the Company's total revenues. The Company believes that the loss of either of these customers would have a material adverse effect on its business and revenues.

                                   Competition

         Chemtrusion competes with numerous compounding businesses, and its operations represent an insignificant percentage of the overall compounding activities in the United States. The primary competitive factors in compounding of resins are the ability to provide high quality, precise, high yield, value added services to the customer on a timely basis, in accordance with customer specifications. Price is typically a secondary concern due to the sophisticated or technological nature of the business. Chemtrusion has sought to position itself as a value added custom compounder capable of handling a broad spectrum of compounding jobs in a timely and precise manner.

                 Page 11 of 68 pages. Exhibits begin on page 68

                                   Seasonality

         Although there are minor fluctuations in demand for custom compounding services resulting from new automobile model introductions in the fall and plastic outdoor product sales in the spring and summer, these fluctuations are not significant.

Research and Development

         During the two fiscal years ended December 31, 1996 and 1995, ISI spent minimal amounts on research and development activities.

Environmental Matters

         ISI does not currently anticipate any material effect upon its capital expenditures, earnings or competitive position as a result of its compliance with Federal, state and local provisions which have been enacted or adopted relating to the protection of the environment.

                                   INVESTMENTS

Mezzanine Financial Fund, L.P.

         The Company presently holds a $300,000, or 9%, limited partnership interest in the Mezzanine Financial Fund, L.P., a Delaware limited partnership (the "Fund") formed to provide capital in high yield "mezzanine" debt situations of mid-market companies and to provide asset-based lending directly to or in participation with other commercial lenders. A total of $3,400,000 of limited partnership interests have been sold, including a $200,000 contribution from the Fund's general partner. In addition, the fund received additional capital of $1,000,000 in the form of year to year notes that were issued by the Fund. As of March 1, 1997, the Fund had loans outstanding in the aggregate amount of approximately $3,400,000 to 7 entities. Through its first five years of operation, the Fund has been profitable each year.

         In consideration of Helm's investment, the Fund has agreed to the extent that it provided mezzanine financing, asset-based financing or otherwise invested in a company which required capital to be invested in an amount in excess of what the General Partner determined was suitable for the Fund, to offer the Company the opportunity to participate in any investment before offering such opportunity to unrelated third parties. In addition, should any company which the Fund invested in elect to sell all or substantially all of its assets, the Fund, to the extent that it is practical, would request that such company grant Helm a right of first refusal to purchase such assets prior to offering the opportunity to unrelated third parties.

PROFESSIONALS' FINANCIAL SERVICES, INC.

         Since 1993, Professionals' Financial Services, Inc. ("PFS"), a privately-held Delaware corporation based in Red Bank, New Jersey, has been engaged in the business of providing capital to small and mid-market business enterprises through the purchase of accounts

                 Page 12 of 68 pages. Exhibits begin on page 68 receivable. Through its wholly-owned subsidiaries, MediFin, Inc. ("MF") and Professional Factors, Inc. ("PF"), both of which share a processing center located in Tampa, Florida, PFS has been engaged in the business of providing factoring services to healthcare related and other business enterprises which need credit accommodations of between $50,000 and $700,000 and are unable to obtain traditional commercial bank financing.

         In providing its factoring services, PFS (through its operating subsidiaries) purchases accounts receivable from its customers at various discount rates. Additional charges are applied upon collection of receivables. While PFS, through MF, initially extended factoring services 9 primarily to companies in the healthcare field, it has diversified its client base and initiated factoring services for companies engaged in other business activities.

         The Company presently holds 268,483 shares of common stock, representing approximately 14% of the common stock of PFS presently outstanding.

                                    EMPLOYEES

The Company. The Company has 8 employees, 4 of whom serve in executive capacities and 4 who serve principally in administrative capacities.

Interpak Terminals, Inc. Interpak employs approximately 165 full-time employees in Texas and 43 full-time employees in New Jersey, including executives, clerical and administrative personnel and warehouse personnel. Approximately 30 Interpak employees are covered by a collective bargaining agreement which expires in May 1999.

InterSystems, Inc. ISI currently employs 255 persons, all of whom are full time employees, in executive, administrative and clerical, and production, engineering and laboratory personnel capacities. None of ISI's employees are represented by a union.

         The Company believes its subsidiaries and affiliates have good relations with their employees.

ITEM 2.  PROPERTIES

The Company. The Company shares occupancy with four other corporations of 4,500 square feet of office space located at 537 Steamboat Road, Greenwich, Connecticut. The lease commenced in June 1995, and has a term of three years with an annual base rent of $99,000 for the first year, $103,500 for the second year and $108,000 for the third year. The other corporations sharing this space are ISI, Unapix and one other corporation as to which Messrs. Herbert Pearlman and/or David Lawi serve as directors and to which they devote some of their business time. The rent is apportioned among these three corporations.


                 Page 13 of 68 pages. Exhibits begin on page 68

Interpak Terminals, Inc. Interpak's principal executive offices and domestic operations headquarters are located at one of its packaging and warehouse facility in Houston, Texas. Interpak leases eleven facilities at which packaging, warehousing and distribution or bulk transfer services are conducted. Certain of these facilities also have administrative offices. These facilities are as follows:

                                            Approximate      Current
Location                   Term Expires     Square Feet      Annual Rent
--------                   ------------     -----------      -----------
Edison, New Jersey I      September 1998      76,800          $191,700
Edison, New Jersey II     September 1998      76,800           232,704
Houston, Texas I          January 1998       136,930           340,325
Houston, Texas II         February 2003      163,000           454,200
Houston, Texas III        March 2000         176,225           359,499
Houston, Texas IV         December 1996      147,873           294,872
Houston, Texas V          June 1999           99,267           238,241
Houston, Texas VI         May 1999           151,000           326,160
Houston, Texas VII        May 1999           141,000           304,560
Houston, Texas VIII       May 1998            78,750*          226,800
LaPorte, Texas            September 2005     198,378           494,913

-----------
* cancelable by Interpak on 30 days notice

InterSystems Nebraska: InterSystems Nebraska owns a 40,000 square foot office and manufacturing facility in Omaha, Nebraska, which was subject to an original mortgage of $840,000 which matured in December 1996. The facility is subject to a second mortgage with respect to a $432,345.00 term loan due in September 1999.

         In November 1995, InterSystems Nebraska leased a facility comprising 30,000 square feet of additional manufacturing space in Omaha, thereby nearly doubling total square footage under use to 70,000 square feet. The lease provides for an annual rental of approximately $100,000 per year and expires in November 2000.

         In connection with the expansion into the second Omaha facility, the subsidiary arranged $1.1 million in operating leases and $250,000 in equipment financing for advanced robotics, software and other automated equipment to be installed in both its facilities. Installation was completed by the end of April 1996. The planned expansion and automation are designed to render the combined facility efficient and state-of-the-art without changing the present workforce, and to increase manufacturing capacity to permit InterSystems Nebraska to meet its record backlog, bring subcontracted work back into the plant and take on additional customers.

         Given the current mix of equipment manufactured by InterSystems Nebraska and its current pricing, the Company believes that InterSystems Nebraska utilized 70% of the productive capacity of its original facility in 1996 and 70% of the productive capacity of its second Omaha facility beginning in March 1996.



                 Page 14 of 68 pages. Exhibits begin on page 68

         InterSystems Nebraska also leases approximately 1,079 square feet of office space in Richardson, Texas for use as a regional sales office at an annual rental of approximately $13,600. This lease expires in December 1999, and is subject to renewal.

Chemtrusion: Chemtrusion conducts its non-Mytex business in a leased 77,910 square foot facility located in Houston, Texas. The current annual rent is $217,200, and the lease expires in April 2002. The Company estimates that this facility operated at approximately 70% of the facility's practical capacity during 1996.

         The Mytex facility located in Jeffersonville, Indiana is a 178,000 square foot state-of-the-art compounding plant which is owned by Chemtrusion, but is subject to the right of Mytex to repurchase it from Chemtrusion under certain circumstances. The facility is also subject to a mortgage of $14,000,000 to secure construction financing at 7% due January 31, 2011, requiring periodic payments of interest and principal. See "Business of Chemtrusion--Mytex Facility."

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

ITEM 3.  LEGAL PROCEEDINGS

         On December 13, 1993, Shirley Garner, the wife and duly appointed guardian of James A. Garner, commenced lawsuits against the Company and Interpak Terminals, Inc. in the Probate and County Court of Brazoria County, Texas (docket no. 19,408), and in the 10th Judicial District Court for the County of Galveston, State of Texas (docket no. 93CV1479). The suit in the District Court for the County of Galveston was dismissed.

         In her original complaint, the plaintiff demanded a jury trial and sought an unspecified amount of damages arising from injuries sustained to Mr. Garner, an independent contractor, while installing equipment at a facility of Interpak Terminals, Inc., a Texas corporation and a subsidiary of the Company ("Interpak Texas"). The Company and Interpak Texas notified their respective insurance carriers of this claim, and Interpak Texas and the Company's primary general liability insurer, The Travelers Insurance Cos., retained counsel in Houston and defended this matter.

         Mr. Garner died in October 1995. On October 30, 1995, the plaintiff filed an amended complaint seeking wrongful death damages for herself and her two sons aggregating $17,500,000, medical expenses of $3,000,000 and punitive damages to the maximum extent allowable by law. The matter was scheduled for trial in late April

                 Page 15 of 68 pages. Exhibits begin on page 68

1996. In April 1996, this litigation was settled within the limits of the Company's and Interpak's insurance coverage. Interpak was required to contribute $250,000 to the settlement.

         In addition, the Company and its subsidiaries and its affiliates are parties to lawsuits arising out of the ordinary course of business, which, either individually or in the aggregate, are not material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None

                              --------------------

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

(a) Market Information

         The Company's common stock is listed on the American Stock Exchange under the symbol "HHH". The following table sets forth the high and low closing sale prices for the Company's common stock for the periods indicated, as reported on the American Stock Exchange Composite Tape.

                        l995           High      Low
                                       ----      ---
                   First Quarter      $1.00     $ .75
                   Second Quarter       .75       .4375
                   Third Quarter        .8125     .5625
                   Fourth Quarter      1.0625     .625

                        l996           High      Low
                                       ----      ---
                   First Quarter      $1.0625   $ .6875
                   Second Quarter      1.75      1.125
                   Third Quarter       1.375      .8125
                   Fourth Quarter      1.125      .5625

         On April 3, l997, the closing price of the Company's common stock was $.6875.

(b) Holders As of March 15, 1997, there were, to the best of the Company's knowledge, approximately 1,900 holders of record (not beneficial holders) of the Company's Common Stock.

(c) Dividend Policy The Company has not paid any cash dividends during the last two fiscal years. The Company currently intends to retain all of its earnings to support the development of its business and does not anticipate paying any cash dividends for the foreseeable future.



                 Page 16 of 68 pages. Exhibits begin on page 68

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

1996 Compared to 1995

      Revenues increased $3,051,000 (20%) in 1996 to $18,234,000 compared to $15,183,000 in 1995 primarily due to an increase in packaging and storage volume at Interpak.

      Operating expenses increased $1,923,000 (16%) to $13,876,000 in 1996 from $11,953,000 in 1995 due to increased labor and rent to accommodate additional volume.

      Selling, general and administrative expenses increased $402,000 (10%) in 1996 to $4,319,000 compared to $3,917,000 in 1995. The increased cost relates primarily to Interpak for additional personnel cost and travel.

      Gain on sale of securities of $649,000 in 1996 includes a gain of $152,000 on the sale of 91,400 shares of ISI common stock and a $238,000 gain on the sale of 56,800 shares of Unapix common stock. In addition, a gain of $259,000 was realized on the sale of securities to two officers of the Company, as described in Note 3 to the Consolidated Financial Statements. The $738,000 gain on the sale of securities in 1995 represents gains on sales of various securities held by the Company including sales of securities to two officers of the Company as described in Note 3 to the Consolidated Financial Statements.

      Lease termination credits of $233,000 in 1995 is the reversal of certain costs accrued in 1994 as described in Note 14(b) to the Consolidated Financial Statements.

      Costs of $300,000 incurred in 1996 for settlement of a lawsuit relate to the litigation described in Note 13 to the Consolidated Financial Statements.

      Warehouse reorganization expense of $335,000 was incurred by Interpak in 1996 to serve customers more efficiently.

      The loss from discontinued operations of affiliate of $428,000 and $76,000 relates to the discontinuance by ISI of its Tropical Systems, Inc. subsidiary as described in Note 2 to the Consolidated Financial Statements.

Impact of Inflation

      Inflation has not had a significant impact on the Company's operations.



                 Page 17 of 68 pages. Exhibits begin on page 68

Liquidity and Capital Resources

      Operating activities for the year ended December 31, 1996 provided cash of $48,000, proceeds from the sale of securities provided $403,000 and $1,079,000 was provided by borrowings from affiliates. Purchases of property, plant and equipment used $504,000, and $1,448,000 was used for repayments of notes payable and long-term debt; other net increases were $89,000, which resulted in a decrease in cash of $333,000.

      At December 31, 1996, the Company had a working capital deficit of $4,278,000, which included $2,949,000 for Interpak. The Interpak working capital deficit included $1,000,000 under a revolving loan agreement that expired in February 1997 and which is presently being extended on a month to month basis. The line, which has an annual interest rate of prime plus 1.25%, was fully borrowed at December 31, 1996, is secured by substantially all of the assets of Interpak, as well as Interpak's common stock and 400,000 shares of common stock of an affiliated company, and is guaranteed by the Company. Interpak is in violation of the covenants under this loan agreement and the lender has informed Interpak that the line of credit will not be renewed. Management is currently discussing an increased line of credit with a new lender; however, there can be no assurance that these negotiations will be successful. Interpak is also in violation of certain financial covenants relating to an equipment term loan in the amount of $795,000, which has been classified as a current liability. The balance of the working capital deficit included approximately $1,417,000 of payables to affiliates, of which $282,000 was repaid subsequent to December 31, 1996. The Company is confident of its ability to reach payment accomodations for the remaining balances due.

      Future liquidity sources for the parent company will consist of reimbursement of general and administrative expenses from subsidiaries and affiliates, available funds from the earnings of Interpak or the possible sale of Interpak, and possible sales of investment securities. The Company is currently in negotiations with a European corporation for the sale of Interpak. No assurance can be given that such negotiations will result in a sale of the subsidiary. On a longer term basis, the Company may be required to seek additional liquidity through debt and equity offerings of the Company and/or its subsidiaries or affiliates.

      The report of independent certified public accountants on the Company's financial statements contains a going concern paragraph which references the violation of loan covenants mentioned above.

New Accounting Pronouncements

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121). SFAS No. 121 requires, among other things, that impairment losses on assets to be held, and gains or losses from assets that are expected to be disposed of, be included as a component of income from continuing operations. The Company

                 Page 18 of 68 pages. Exhibits begin on page 68 adopted SFAS No. 121 in 1996 and its implementation did not have a material effect on the consolidated financial statements.

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company did not adopt the fair market method encouraged by SFAS No. 123 and will continue to account for such transactions in accordance with APB No. 25. The adoption of the method did not affect the Company's financial position, operating results or cash flows.

      On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than in currently used in accordance with Accounting Board Opinion
(APB) No. 15. "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share to common shareholders by the weighted average of the number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in 1997 and its implementation is not expected to have a material effect on the consolidated financial statements.

Forward Looking Statements

      This annual report for the year ended December 31, 1996 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancings of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," plans," "estimates," "anticipated" or "anticipates" to be uncertain and forward-looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the supply and demand for thermoplastic resins, as well as the demand for the Company's services, or the ability of the Company to provide such services; (ii) the loss of Union Carbide as a customer, (iii) the insolvency or failure to pay its debts by a

                 Page 19 of 68 pages. Exhibits begin on page 68 significant customer or customers; (iv) increased competition; (v) changes in customer preferences and the inability of the Company to develop and introduce new services to accommodate these changes; and (vi) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this Item are set forth below:

     Financial Statements of the Registrant                       Page

               Report of Independent Certified Public
               Accountants.....................................   F-l

               Consolidated Balance Sheet as of
               December 3l, l996...............................   F-3

               Consolidated Statements of
               Loss for the Years Ended
               December 3l, 1996 and l995......................   F-5

               Consolidated Statements of
               Changes in Shareholders' Equity
               (Deficit) for the Years Ended December
               31, 1996 and 1995...............................   F-6

               Consolidated Statements of
               Cash Flows for the Years Ended
               December 3l, 1996 and 1995......................   F-8

               Notes to Consolidated Financial
               Statements......................................   F-9 - F-31

Financial Statements of InterSystems, Inc., a Delaware corporation

         The financial statements of InterSystems, Inc., a Delaware corporation are hereby incorporated by reference to the InterSystems, Inc. Annual Report on Form 10-KSB for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: None



                 Page 20 of 68 pages. Exhibits begin on page 68

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are set forth below. The directors serve until the next annual shareholders meeting and until their successors are elected and qualified.

Name, Principal Occupation
Over Past Five Years and                           Director of
Other Directorships of Nominee           Age       Company Since

Herbert M. Pearlman...................   64            l980


         Mr. Pearlman has been the Company's president and chief executive officer since l980 and became the chairman of the Company's Board of Directors in June 1984. Mr. Pearlman is a co-founder and since l982 has been a director of Seitel, Inc. ("Seitel"), a New York Stock Exchange company which is engaged in acquiring and marketing seismic data. In March l987, he was elected as the chairman of Seitel's Board of Directors. Since l984, Mr. Pearlman has been chairman of the board of directors of InterSystems, Inc., a public company engaged in the design and manufacture of industrial and agricultural equipment and in chemical compounding ("ISI"). 1990, Mr. Pearlman became chairman of the board of directors of Unapix Entertainment, Inc. ("Unapix"), a Delaware corporation and a public company engaged in the business of marketing and distributing television programs and motion pictures.

Walter M. Craig, Jr..................  43            1993

         Mr. Craig has been president of Professionals' Financial Services, Inc., a Delaware corporation which is in the business of financing receivables of healthcare and other enterprises, since 1993. He has also served as president and a director of PLB Management Corp., the general partner of The Mezzanine Financial Fund, L.P. (the "Fund"), a Delaware limited partnership which makes collateralized loans to companies, and as president of the Fund, since 1993. Mr. Craig has been a director of Seitel since 1987, a director of Unapix since 1993 and a director of ISI since 1993. He has also served as a director, executive vice president and chief operating officer of Helm since 1993. Prior thereto, Mr. Craig served as vice president for business and legal affairs for Helm.

David S. Lawi......................... 62            l980

         Mr. Lawi has been the Company's executive vice president and secretary from l980 until 1992, when he was appointed secretary- treasurer. Since l984, Mr. Lawi has been a director and secretary of ISI and since 1986 he has been chairman of ISI's Executive Committee. Since l982, Mr. Lawi has been a director of Seitel and in 1989 he was elected chairman of Seitel's Executive Committee. In 1990, Mr. Lawi became a director of Unapix, and in 1993, he became treasurer and secretary of Unapix, and chairman of the Executive Committee of Unapix.

                 Page 21 of 68 pages. Exhibits begin on page 68

Joseph J. Farley...................... 74            l982

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

William Lerner........................ 64             l985

         Mr. Lerner is an attorney engaged in the private practice of Law. From May 1990 until December 1990, he was General Counsel to Hon Development Company, a California real estate development company. Mr. Lerner has been a director of Seitel since l984. Mr. Lerner is also a director of Rent-Way, Inc., the owner of a chain of retail stores in the rental-purchase industry, and a director of Micros-to-Mainframes, Inc., a provider of advanced technology services and computer equipment to Fortune 2000 companies with headquarters and significant operations in the states of New Jersey, New York and Connecticut.

John E. Stieglitz..................... 66             l986

         Mr. Stieglitz is Chairman Emeritus of Conspectus, Inc., a privately-held company engaged in providing consulting services to the professional investment communities in the area of executive recruiting. Mr. Stieglitz has been a director of ISI since 1991 and a director of Seitel since 1989.

Executive Officers

         In addition to Messrs. Pearlman, Craig and Lawi, the Company has one additional executive officer. Daniel T. Murphy, 58, joined the Company in May 1984 as vice president and chief financial officer. In April 1992 he was appointed executive vice president-finance. In May 1984 he became vice president-finance and operations, and in 1985 he became executive vice president of operations and chief financial officer, of ISI. He became a director of ISI in 1986.

         All of the Company's executive officers spend a majority of their work-related time on the various businesses of the Company and its subsidiaries and affiliates, and allocate their time among these entities according to the relative need of each for executive assistance.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") and the American Stock Exchange initial reports of ownership and reports of changes of ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are

                 Page 22 of 68 pages. Exhibits begin on page 68 required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based upon a review of reports and amendments thereto furnished to the Company during, and with respect to, its most recent fiscal year, and written representations furnished to the Company, it appears that all such reports required to be filed were filed on a timely basis, except for that John Stieglitz' Report on Form 4 for January 1996 reporting 16,666 shares issued as directors' fees was filed 18 days late.

Attendance at Meetings; Committees

         During 1996, the Company's Board of Directors held two meetings, which was attended by all of the directors.

         The Board of Directors has a standing Audit Committee, Compensation and Stock Option Committee and Executive Committee. During 1996, the Audit Committee as well as the Compensation and Stock Option Committee consisted of Messrs. Lerner and Stieglitz. The function of the Audit Committee is to select the independent public accountants of the Company, to review with them the Company's financial statements, to review the Company's financial systems and controls and to oversee other matters relating to the integrity of the Company's finances and financial statements as the Committee may consider appropriate. The function of the Compensation and Stock Option Committee is to determine the compensation of the officers of the Company and to administer the Company's stock option plans. The Executive Committee is comprised of Messrs. Pearlman, Lawi and Farley, who is the Chairman. The function of the Executive Committee is to act on an interim basis for the full Board. The Audit Committee, the Compensation and Stock Option Committee and the Executive Committee did not meet separate from the entire Board of Directors during 1996.

         In addition, in June 1994, the Board of Directors appointed a Special Committee to evaluate and negotiate the sale of Interpak Holdings, Inc. The Special Committee is chaired by Mr. William Lerner, and Messrs. Herbert M. Pearlman and David S. Lawi also serve on this Committee. During 1996, the Special Committee met several times with representatives of InterSystems, Inc. concerning the proposed sale of Interpak, and all members of the Committee attended these meetings.


                 Page 23 of 68 pages. Exhibits begin on page 68

ITEM 10.  EXECUTIVE COMPENSATION

         Set forth below is certain information with respect to cash and noncash compensation awarded to, earned by or paid to the Chief Executive Officer of the Company and the next most highly compensated individuals who served as executive officers of the Company for services rendered to the Company and its subsidiaries during 1996. Each of the named officers has been a party to an employment agreement with ISI during the years ended December 3l, 1996, 1995 and l994. See "Certain Relationships and Related Party Transactions--The Company and InterSystems, Inc."

                           SUMMARY COMPENSATION TABLE

                                    Annual Compensation
                                    -------------------
                                                             All
Name and                                                     Other
Principal                                                    Compen-
Position              Year    Salary(1)      Bonus           sation(2)
--------              ----    ---------      -----           ---------
Herbert M.            1996   $340,000(3)        -           $ 16,800
Pearlman,             1995    340,000(3)        -             16,800
CEO and Chairman      1994    340,000(3)        -             16,800

Daniel T.             1996    140,000           -             12,354
Murphy,               1995    140,000           -             16,343
Executive Vice        1994    140,000           -             15,812
President, Finance

David S. Lawi,        1996    170,000(3)        -             12,044
Secretary-            1995    170,000(3)        -             17,442
Treasurer             1994    170,000(3)        -             16,769

Walter M. Craig,      1996    162,000         20,000           8,148
Jr., Executive        1995    150,570         23,000           9,105
Vice President        1994    138,167         20,000          10,064

-----------------------

(1) includes the following amounts paid by the Company's affiliate, InterSystems, Inc., during 1996, 1995 and 1994, respectively: Mr. Pearlman:
$100,000, $100,000 and $100,000; Mr. Murphy: $56,000, $85,127 and $90,000; Mr.
Lawi: $50,000, $50,000 and $50,000; and Mr. Craig: $17,500, $17,500 and $17,500;
also includes $0, $16,820 and $33,667 paid by the Company's subsidiary, Cliff Engle Ltd., during 1996, 1995 and 1994, respectively, to Mr. Craig $100,000, $100,000 and $50,000 paid during 1996, $100,000, $50,000 and $24,500 paid during
1995 and $100,000, $50,000 and $24,500 paid during 1994 by the Company's subsidiary, Interpak Holdings, Inc., to Mr. Pearlman, Mr. Lawi and Mr. Craig, respectively. Mr. Craig also received $60,000 from each of the management company for the Fund and PFS.

(2) Amounts shown include automobile allowances and taxable fringe benefits.


                 Page 24 of 68 pages. Exhibits begin on page 68

(3) Includes for each of 1996, 1995 and 1994 $100,000 for Mr. Pearlman and $50,000 for Mr. Lawi payable in common stock of the Company, which will be issued pending listing of the shares on the American Stock Exchange, and $40,000 for Mr. Pearlman and $20,000 for Mr. Lawi which has been accrued but not yet paid

           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL
                         YEAR-END OPTION/SAR VALUE TABLE

         The following table sets forth aggregated option exercises in the last fiscal year, the number of unexercised options and fiscal year-end values of in-the-money options for the Chief Executive Officer and the next most highly-compensated executives. All options were out-of-the-money at December 31, 1996.

                                                                           Value of
                                                     Number of             Unexercised
                   Shares                            Unexercised           In-the-money
                   Acquired                          Options at            Options at
                   on                                Fiscal year-end       fiscal year end
                   Exercise         Value            Exercisable/          Exercisable/
    Name             (#)          Realized ($)       Unexercisable         Unexercisable
    ----             ---          ------------       -------------         -------------
Herbert M.            -               -               13,334/0                 n/a
Pearlman

Walter M              -               -                6,667/0                 n/a
Craig, Jr.

David S.              -               -                6,667/0                 n/a
Lawi

Daniel T.             -               -                5,000/0                 n/a
Murphy


Compensation of Directors

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

            EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

Pearlman Employment Agreement

         On January 1, 1990, the Company entered into an employment contract with Herbert M. Pearlman, as the Company's President and Chief Executive Officer, with a continuous five-year term (the "Pearlman Agreement"). The Pearlman Agreement, as amended, provides for (a) a base salary, payable by the Company or its subsidiaries, of $404,475 a year (subject to annual upward adjustments in relation to the increase in the consumer

                 Page 25 of 68 pages. Exhibits begin on page 68 price index) (the "Base Salary") and (b) additional fees ("Additional Fees") each year equal to 5% of the Company's consolidated pre-tax profits and 5% of the annual pre-tax profits of each unconsolidated subsidiary of the Company attributable to the Company for such year. To the extent Mr. Pearlman receives a portion of his salary from a subsidiary, the amount of salary he receives from the Company is similarly reduced.

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

         Messrs. Lawi, Murphy and Craig have similar Change of Control Payment provisions pursuant to their employment arrangements (see descriptions below). By way of illustration, if a Change in Control occurred during 1996, it is estimated that Messrs. Pearlman, Lawi,

                 Page 26 of 68 pages. Exhibits begin on page 68

Murphy and Craig would receive Change of Control Payments of $920,000, $460,000, $430,000, and $480,000, respectively. The Company believes that the Change in Control Payment provisions in these officers' agreements may tend to discourage attempts to acquire a controlling interest in the Company and may also tend to make the removal of management more difficult; however, the Company believes such provisions provide security and decision making independence for its executive officers.

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


                 Page 27 of 68 pages. Exhibits begin on page 68

Craig Employment Agreement

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




                 Page 28 of 68 pages. Exhibits begin on page 68

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Set forth below is certain information as of March 15, l997 concerning the beneficial ownership of common stock (the Company's only class of voting securities) by each director individually, and by all officers and directors of the Company as a group and by all beneficial owners of more than 5% of the outstanding shares of the Company's common stock.


                                             Amount and Nature
                                             of Beneficial              Percent of
Name                                         Ownership(l)(2)            Class(2)
----                                         ---------------            --------
Gerson I. Fox.........................         745,917 (3)               26.2%
1230 Huntington Drive
Duarte, CA  91010

Clarence Y. Palitz....................         562,500 (4)               18.4%
650 Allamuchy Road
Allamuchy, NJ  07820

Directors and Officers

Herbert M. Pearlman*..................         856,453 (5)               26.8%

David S. Lawi*........................         432,539 (6)               14.8%

Walter M. Craig, Jr...................           7,347 (7)                **

Joseph J. Farley......................          33,929                    1.3%

John E. Stieglitz.....................          25,254                    **

William Lerner .......................          24,787                    **

Daniel T. Murphy......................          13,777 (8)                **

All officers and directors
as a group (7 persons)................       1,394,086 (5)-(8)           38.8%

-----------------------------

*      address is 537 Steamboat Road, Greenwich, CT 06830

**     less than 1%

(l) Except as otherwise indicated, each named holder has, to the best of the Company's knowledge, sole voting and investment power with respect to the shares indicated.

(2) Includes shares that may be acquired within 60 days by any of the named persons upon exercise of any contractual right.

(3) Includes 312,766 shares that may be acquired from the Company upon conversion of Series B 8% Cumulative Convertible Preferred Stock (212,766) and 1993 Class B warrants (100,000). Does not include shares held by Mr. Fox's wife, as to which he disclaims beneficial ownership.


                 Page 29 of 68 pages. Exhibits begin on page 68

(4) Includes 520,833 shares that may be acquired from the Company upon conversion of Series A 8% Cumulative Convertible Preferred Stock held by Mr. Palitz (104,166) and by a limited partnership as to which Mr. Palitz is the president of the corporate general partner (416,667).

(5) Includes 657,869 shares that may be acquired from the Company upon exercise of options (13,334) and Class A Warrants (66,145), and conversion of Series A Preferred Stock (5,000), Series A 8% Cumulative Convertible Preferred Stock (421,875) and 8% debentures (151,515). Does not include shares held by Mr. Pearlman's wife, as to which he disclaims beneficial ownership.

(6) Includes 380,605 shares that may be acquired from the Company upon exercise of options (6,667) and 1993 Class A Warrants (27,763), and conversion of Series A Preferred Stock (10,000), Series A 8% Cumulative Convertible Preferred Stock (260,417) and 8% debentures (75,758).

(7) Includes 6,667 shares which may be acquired from the Company exercise of options.

(8) Includes 12,576 shares which may be acquired from the Company upon exercise of options (5,000) and conversion of 8% debentures (7,576).

ITEM l2.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Company, its Subsidiaries and the Fund

         Messrs. Herbert M. Pearlman and David S. Lawi are principal shareholders of, and control, PLB Management Corp. ("PLB"), a Delaware corporation serving as general partner to The Mezzanine Financial Fund, L.P. (the "Fund"). In addition, they hold 5.5% and 1%, respectively, limited partnership interests in the Fund. Mr. Walter M. Craig, Jr. is President of PLB and of the Fund.

         In December 1994, the Fund made available a line of credit to the Company which has been increased to $750,000. The line matures on December 31, 1997, bears interest at 15% per annum, entitles the Fund to the option to receive an additional 10% interest per annum or to purchase from the Company shares of common stock of Helm, Unapix and ISI in equal amounts based upon the annual outstanding loan balance. This loan is secured by the assets of the Company. At December 31, 1996, $628,000 was outstanding under the loan.

         In August 1994, the Fund made available a $250,000 line of credit to ISI, which was increased to $450,000 in 1995 and paid in full in February 1996.

         In February 1993, the Fund made available a $750,000 line of credit to Healthcare Financial Services, Inc. ("HC"), a wholly-owned subsidiary of Professionals' Financial Services, Inc. ("PFS"), to enable HC to initiate its business activity. The line, which was increased to $1,350,000 but subsequently reduced to $500,000 during

                 Page 30 of 68 pages. Exhibits begin on page 68

1996, matures on December 31, 1997 and bears interest at 15% per annum. At December 31, 1996, $900,000 was outstanding under the loan. Messrs. Pearlman, Lawi and Craig are directors of PFS, and Mr. Craig serves as President of PFS. In addition, Helm owns approximately 14% of the outstanding common stock of PFS.

         In January, 1995, PFS made a $100,000 accounts receivable line of credit available to The Tropical Manufacturing Group, Inc.("TMG"), which was a party to an operating agreement and a letter of intent for the purchase of assets with Tropical Systems, Inc.("TSI"), a subsidiary of InterSystems, Inc., a Nebraska corporation and a subsidiary of ISI ("InterSystems Nebraska"). Effective upon the execution of the operating agreement in October 1995, no further accounts receivable of TMG were purchased under the line of credit, and PFS entered into a substitute accounts receivable line of credit in the amount of $250,000 with TSI. On October 31, 1996, an involuntary petition under Chapter 7 of the federal bankruptcy laws was filed against TMG. The filing was later converted to a voluntary petition and the operating agreement between TMG and TSI terminated. TSI has guaranteed the amounts owing by TMG to PFS. At December 31, 1996, $70,000 was outstanding under the TMG line of credit and $49,000 was outstanding under the TSI line of credit.

The Company and InterSystems, Inc.

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

                 Page 31 of 68 pages. Exhibits begin on page 68

         The Company has an arrangement with ISI whereby ISI pays the Company an amount equal to the expenses incurred by the Company and allocable to the business of ISI. These expenses consist primarily of office-related and administrative expenses and rent. During 1996, ISI paid a total of $51,000 during, and accrued an additional $32,000 at December 31, 1996, to the Company pursuant to this arrangement. At December 31, 1996, the Company had net advances due to ISI of $244,000.

         In connection with the August 1993 purchase by ISI of InterSystems Nebraska, certain ongoing contractual relationships exist between Helm and ISI. In addition to the base purchase price paid to Helm, additional consideration will be paid in the form of an earnout and a royalty.

Performance Earnout. Helm is entitled to a performance earnout payable in the event that InterSystems Nebraska's average earnings before federal income taxes, related party management fees and non-recurring or extraordinary expense ("EBTME") in 1992 through 1995 inclusive, exceeds $550,000. If during this period, the average EBTME of InterSystems Nebraska exceeds $550,000, ISI is required to pay to Helm an amount equal to six (6) times such excess (the "Earnout Payments"). Earnout Payments are required to be made in March 1996, which is the last of such payments, covers average EBTME for 1992 through and including 1995. In the event of a reduction of average EBTME for any period from the average EBTME for previous periods, no refund of Earnout Payments will be made. However, the Payment due in March 1996 will reflect a credit of the payments previously made, if any, toward the total earnout payment owed. Earnout Payments may be made, at ISI's option, by delivering cash, shares of common stock (valued at the average closing sale price on the American Stock Exchange for the 60 days preceding delivery), by delivering to Helm shares of ISI's common stock having an aggregate value of such Earnout Payment or other agreed upon consideration or by the retirement of indebtedness of Helm to ISI. InterSystems Nebraska's EBTME for the years 1995, 1994, 1993 and 1992 was $567,000, $507,000, $666,000 and $420,000, respectively. No Earnout Payment was due for March 1994, March 1995 or March 1996.

Royalty Arrangements. In addition to the base purchase price and the earnout payments, Helm also is entitled to receive royalties on three classes of InterSystems Nebraska products that were developed with the assistance of Helm, and that have not yet had a material impact on InterSystems Nebraska's sales to date. These three products are: a sampler used to sample, among other things, wood chips and coal; a higher capacity sampler used to sample, among other things, wood pulp, cement and coal; and a radius bottom conveyor. With respect to each of these three products, Helm will receive a royalty of 5% of all net sales of such products exceeding certain established thresholds (which thresholds approximated the highest annual net sales for each of the products during the last three years), payable on an annual basis for the 15-year period following the closing (the "Royalties"). In no case can the annual Royalties paid to Helm in any year with respect any of the products licensed exceed 10% of the annual gross profit of such product, calculated in accordance with the accounting procedures and practices currently

                 Page 32 of 68 pages. Exhibits begin on page 68 employed by InterSystems Nebraska. Royalties to Helm on account of 1996 sales were approximately $13,300, which remained unpaid at December 31, 1996.

In General

         Messrs. Pearlman, Lawi and Murphy (the "Officers") are the holders of an aggregate $1,550,000 principal amount of the Company's unsecured 8% subordinated convertible debentures, due 1999 (the "Debentures"), holding $1,000,000, $500,000 and $50,000, respectively, in principal amount at December 31, 1996. The Debentures were purchased at face value by the Officers with individual promissory notes, each bearing interest at 9% per annum, and payable in annual installments over 10 years. Interest and principal on each note may be repaid in cash or by the Officer's surrender to the Company of securities of the Company, or any affiliated company. As of December 31, 1996, the outstanding principal balance under the notes for each of Messrs. Pearlman and Lawi was $300,000 and $150,000, respectively. In addition, as of such date, the Company owes Messrs. Pearlman and Lawi and Murphy interest on their Debentures net of interest on the notes, in the amounts of $122,000, $61,000 and $11,000, respectively.

         Messrs. Pearlman and Lawi are limited partners of a Texas limited partnership known as Partnership 102 Limited, and control the corporation which serves as general partner to the limited partnership. Partnership 102 Limited is the landlord at a facility in Houston, Texas leased by Interpak Terminals, Inc. of Texas. Interpak had been a tenant in this facility for over four years prior to the 1989 acquisition of the facility by Partnership 102 Limited. The lease provides for minimum annual payments of $429,000 through the year 2005, which lease payments are the same as Interpak paid prior to the acquisition of the facility. See Note 13 to Consolidated Financial Statements in the 1996 Annual Report to Shareholders accompanying this Proxy Statement.

         During 1996, management of the Company provided various administrative, managerial, financial, legal and accounting services to Unapix Entertainment, Inc. ("Unapix"), for which the Company was paid $182,000 by Unapix in 1996. Messrs. Pearlman, Lawi and Craig are directors of Unapix, and Mr. Murphy is the Chief Financial Officer of Unapix.



                 Page 33 of 68 pages. Exhibits begin on page 68

ITEM l3.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits filed as part of this Report

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

         3.4 Amendment to By-laws dated as of August 27, l982 [incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form l0-K for the Fiscal Year Ended December 3l, l982 (the "l982 Form l0-K")]

         3.5 Certificate of Amendment to Certificate of Incorporation dated July 7, 1987 [incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1987 (the "1987 Form 10-K")]

         3.6 Certificate of Amendment to Certificate of Incorporation dated July 21, 1986 [incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-2 (Registration No. 33-32834) (the "S-2")]

         3.7 Certificate of Amendment to Certificate of Incorporation dated December 8, 1989 [incorporated by reference to Exhibit 3.7 to the S-2]

         3.8 Certificate of Designation relating to Series A Preferred Stock [incorporated by reference to Exhibit 4.21 to the 1985 Form 10-K]

         3.9 Certificate of Amendment to Certificate of Incorporation dated December 16, 1993 [incorporated by reference to Exhibit 3.9 to the 1993 Form 10-K]

         3.10 Certificate of Designation relating to Series A 8% Cumulative Convertible Preferred Stock [incorporated by reference to
                  Exhibit 3.10 to the 1995 Form 10-K]

         3.11 Certificate of Designation relating to Series B 8% Cumulative Convertible Preferred Stock [incorporated by reference to
                  Exhibit 3.11 to the 1995 Form 10-K]

         4.1 Form of Helm Resources, Inc. 12% Subordinated Debenture due August 31, 1999 (incorporated by reference to Exhibit 4.4 to the 1990 10-K).



                 Page 34 of 68 pages. Exhibits begin on page 68

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

         13.1 The Company's Annual Report to Stockholders for the year ended December 31, 1996 [incorporated by reference to this document as filed with the Commission]

         22.0     List of Subsidiaries*

-----------------------

*    Filed herewith

(c)  Reports on Form 8-K:  None.



                 Page 35 of 68 pages. Exhibits begin on page 68

                                   SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April, 1997. HELM RESOURCES, INC.


                                       By:  /s/ Herbert M. Pearlman
                                            ---------------------------------
                                            Herbert M. Pearlman
                                            President, Chief Executive
                                            Officer, Director
                                            (principal executive officer)


                                       By:  /s/ Daniel T. Murphy
                                            ---------------------------------
                                            Daniel T. Murphy
                                            Exec. Vice President - Finance
                                            (principal financial and
                                             accounting officer)

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Herbert M. Pearlman      President, Chief Executive         April 14, l997
------------------------     Officer, Director (principal
Herbert M. Pearlman          executive officer)



/s/ David S. Lawi            Secretary-Treasurer,               April 14, l997
------------------------
David S. Lawi                Director


/s/ Walter M. Craig          Executive Vice                     April 14, 1997
------------------------
Walter M. Craig, Jr.         President,
                             Director


/s/ Joseph Farley            Director                           April 14, l997
------------------------
Joseph J. Farley


                             Director                           April   , l997
------------------------
William Lerner


                             Director                           April   , l997
------------------------
John Stieglitz


                 Page 36 of 68 pages. Exhibits begin on page 68

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders
Helm Resources, Inc.
Greenwich, Connecticut

We have audited the accompanying consolidated balance sheet of Helm Resources, Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of loss, shareholders' capital deficit and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Helm Resources, Inc. and Subsidiaries at December 31, 1996 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had significant losses in the past and at December 31, 1996, the Company had a shareholders' capital deficit of $4,476,000 and a working capital deficit of $4,278,000, which includes $1,000,000 and $795,000 outstanding under a line of credit agreement and a note payable agreement, respectively, which are in default. As discussed in Note 5(b) to the consolidated financial statements, the Company's wholly-owned subsidiary was in violation of certain loan covenants in accordance with its line of credit agreement and a note payable agreement. The line of credit agreement expired February 28, 1997 and the lender has informed management that the line of credit will not be renewed. The note payable is due in monthly installments through April 1999 and the Company has not obtained a waiver of the loan covenant violations. Management is currently seeking a new lender to refinance the line of credit and is attempting to obtain a waiver of the note payable loan covenant violations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these matters.




BDO Seidman, LLP


New York, New York

March 21, 1997

                     HELM RESOURCES, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                DECEMBER 31, 1996


                      ====================================



                                     ASSETS

CURRENT ASSETS:
    Cash                                                   $  101
    Accounts receivable, net of allowance for
       doubtful accounts of $27                             1 834
    Inventories                                               290
    Current portion of promissory notes
       receivable from officers                               150
    Prepaid expenses                                          189
    Due from affiliates                                        26
    Other current assets                                       87
                                                           ------
             TOTAL CURRENT ASSETS                           2 677

INVESTMENTS IN AFFILIATES                                   1 361

PROMISSORY NOTES RECEIVABLE FROM OFFICERS                     300

PROPERTY, PLANT AND EQUIPMENT, net                          2 567

DEFERRED CHARGES AND OTHER ASSETS                             380
                                                           ------
                                                           $7 285
                                                           ======

          See accompanying notes to consolidated financial statements.

                     HELM RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except par values)
                                DECEMBER 31, 1996
                                   (continued)
                           =========================




                  LIABILITIES AND SHAREHOLDERS' CAPITAL DEFICIT

CURRENT LIABILITIES:
    Notes payable to affiliates                                $  1 022
    Accounts payable                                              2 130
    Accrued interest                                                211
    Accrued expenses                                              1 213
    Current portion of long-term debt                             1 876
    Contract settlement                                             259
    Due to affiliates                                               244
                                                               --------
             TOTAL CURRENT LIABILITIES                            6 955

LONG-TERM DEBT, NET OF CURRENT PORTION                              738

NOTE PAYABLE TO AFFILIATE                                           323

SUBORDINATED DEBENTURES, NET OF CURRENT PORTION                   3 060

ACCRUED EXPENSES PAYABLE IN COMMON STOCK                            535

OTHER LIABILITIES                                                   150
                                                               --------
             TOTAL LIABILITIES                                   11 761
                                                               --------
COMMITMENTS AND CONTINGENCIES (NOTES 13 and 14)

SHAREHOLDERS' CAPITAL DEFICIT:
    Preferred stock, $.01 par value: shares
       authorized 5,000; issued and outstanding
       37 shares                                                     --
    Common stock, $.01 par value: shares
       authorized 15,000; issued and outstanding
       2,501 shares                                                  25
    Additional paid-in capital                                   19 852
    Unrealized gain on available for sale securities                315
    Deficit                                                     (24 639)
                                                               --------
                                                                 (4 447)

    Less: 6 shares of treasury stock, at cost                       (29)
                                                               ========

             TOTAL SHAREHOLDERS' CAPITAL DEFICIT                 (4 476)
                                                               --------

                                                               $  7 285
                                                               ========


          See accompanying notes to consolidated financial statements.

                     HELM RESOURCES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF LOSS
                    (In thousands, except per share amounts)
                    ========================================



                                                                  Year ended
                                                                 December 31,
                                                          -------------------------
                                                            1996              1995
                                                          -------           -------
REVENUES                                                  $18 234           $15 183
                                                          -------           -------

COSTS, EXPENSES AND OTHER:
    Operating expenses                                     13 876            11 953
    Selling, general and administrative expenses            4 319             3 917
    Gain on sale of securities                               (649)             (738)
    Lease termination costs                                    --              (233)
    Equity in net loss (gain) of affiliates                   (15)               56
    Increase in underlying equity of affiliates              (103)             (123)
    Distribution from affiliates (cost method)                (36)              (40)
    Interest and debt expense                                 984               989
    Interest income                                           (67)              (80)
    Settlement of lawsuit                                     300                --
    Warehouse restructuring                                   335                --
                                                          -------           -------

          Total costs, expenses and other                  18 944            15 701
                                                          -------           -------

LOSS FROM CONTINUING OPERATIONS                              (710)             (518)

LOSS FROM DISCONTINUED OPERATIONS OF AFFILIATE               (428)              (76)
                                                          -------           -------

NET LOSS                                                  $(1 138)          $  (594)
                                                          =======           =======

LOSS PER COMMON SHARE:
    Continuing operations                                 $  (.34)          $  (.29)
    Discontinued operations                                  (.17)             (.03)
                                                          -------           -------
          Net loss                                        $  (.51)          $  (.32)
                                                          =======           =======

    Weighted average number of common shares outstanding    2 475             2 231
                                                          =======           =======


          See accompanying notes to consolidated financial statements.

                     HELM RESOURCES, INC. AND SUBSIDIARIES


       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' CAPITAL DEFICIT
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                     (In thousands, except number of shares)
       ===================================================================






                                                                             Preferred stock            Common stock
                                                                            -----------------         -----------------
                                                                            Shares     Amount         Shares     Amount
                                                                            ------     ------         ------     ------
Balance at January 1, 1995                                                  43 075      $--          2 160 827     $22

Common stock issued for interest accrued
    at December 31, 1994 and interest payable
    during the year on 14% notes payable                                        --       --            208 857       2

Preferred stock received from officers in
    connection with retirement of debt                                      (3 075)      --                --       --

Shares issued in connection with settlement                                     --       --             9 719       --

Shares issued in connection with directors'
    fees payable                                                                --       --            20 000       --

Change in unrealized gain on available
    for sale securities                                                         --       --                --       --

Net loss                                                                        --       --                --       --
                                                                            ------      ---         ---------      ---

Balance at December 31, 1995                                                40 000       --         2 399 403       24

Common stock issued for interest accrued at
    December 31, 1995 and interest payable
    during the year on 14% notes payable                                        --       --            71 902        1

Warrants issued in connection
    with notes payable                                                          --       --                --       --

Preferred stock received from officers in
    connection with retirement of debt                                      (3 000)      --                --       --

Shares issued in connection with
    directors' fees payable                                                     --       --            30 000       --

Change in unrealized gain on available
    for sale securities                                                         --       --                --       --

Net loss                                                                        --       --                --       --
                                                                            ------      ---         ---------      ---

Balance at December 31, 1996                                                37 000      $--         2 501 305      $25
                                                                            ======      ===         =========      ===


          See accompanying notes to consolidated financial statements.

                     HELM RESOURCES, INC. AND SUBSIDIARIES


       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' CAPITAL DEFICIT
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                     (In thousands, except number of shares)
                                   (Continued)



                                                        Unrealized
                                       Additional         gain on
                                         capital         available                                Treasury stock
                                         paid-in          for sale                             ---------------------
                                         capital         securities             Deficit        Shares         Amount
                                         -------         ----------             -------        ------         ------
Balance at January 1, 1995               $19 840           $785                $(22 907)        6 362          $(29)

Common stock issued for interest
    accrued at December 31,
    1994 and interest payable
    during the year on 14%
    notes payable                           173              --                      --            --            --

Preferred stock received from
    officers in connection with
    retirement of debt                     (154)             --                      --            --            --

Shares issued in connection with
    settlement                               10              --                      --            --            --

Shares issued in connection with
    directors' fees payable                  20              --                      --            --            --

Change in unrealized gain on
    available for sale securities            --             (22)                     --                          --

Net loss                                     --              --                    (594)           --            --
                                        -------            ----                --------         -----          ----

Balance at December 31, 1995             19 889             763                 (23 501)        6 362           (29)

Common stock issued for interest
    accrued at December 31,
    1995 and interest payable
    during the year on 14%
    notes payable                            61              --                      --            --            --

Warrants issued in connection
    with notes payable                       22              --                      --            --            --

Preferred stock received from
    officers in connection
    with retirement of debt                (150)             --                      --            --            --

Shares issued in connection
    with directors' fees
    payable                                  --              30                      --            --            --

Change in unrealized gain on
    available for sale securities            --            (448)                     --            --            --

Net loss                                     --              --                  (1 138)           --            --
                                        -------            ----                --------         -----          ----

Balance at December 31, 1996            $19 852            $315                $(24 639)        6 362          $(29)
                                        =======            ====                ========         =====          ====


          See accompanying notes to consolidated financial statements.

                     HELM RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                      =====================================


                                                                         Year ended
                                                                        December 31,
                                                                    ------------------
                                                                     1996         1995
                                                                    ------        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $(1 138)      $(594)
                                                                    -------       -----
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
          Share of losses of affiliates                                 413         132
          Gain on sale of securities                                   (649)       (738)
          Increase in underlying equity of affiliate                   (103)       (123)
          Depreciation and amortization                                 395         669
          Other amortization                                             58          62
          Lawsuit settlement                                            149          --
          Interest paid through issuance of common stock                 48         175
          Directors' fee paid through issuance of common stock           30          20
          Other                                                         (37)        (19)
          Changes in assets and liabilities:
             Decrease (increase) in:
                Accounts receivable                                     218          97
                Inventories                                             (23)        (88)
             Increase in:
                Accounts payable and accrued expenses                   638         639
                Other                                                    49         138
                                                                    -------       -----

                   Total adjustments                                  1 186         964
                                                                    -------       -----

                   Net cash provided by operating
                       activities                                        48         370
                                                                    -------       -----

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds on sale of securities                                      403         617
    Purchases of property, plant and equipment                         (504)       (204)
    Advances (to) from affiliates                                       468         (15)
                                                                    -------       -----

                   Net cash provided by
                       investing activities                             367         398
                                                                    -------       -----

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings from affiliates                                          611         423
    Decrease in notes payable and long-term debt                     (1 448)       (864)
    Retirement of debentures                                             --         (13)
    Distributions from investment                                        89          79
                                                                    -------       -----

                   Net cash used in financing
                       activities                                      (748)       (375)
                                                                    -------       -----

NET INCREASE (DECREASE) IN CASH                                        (333)        393

CASH, beginning of year                                                 434          41
                                                                    -------       -----
CASH, end of year                                                   $   101       $ 434
                                                                    =======       =====


          See accompanying notes to consolidated financial statements.

                     HELM RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ==========================================

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

         (a)      Business and Basis of Presentation

                  Helm Resources, Inc. (the "Company") initiates, develops, acquires and oversees the management of various business enterprises. Over the last two years, the Company owned a controlling or large stock interest in the following operating entities:

         (i) Interpak Terminals, Inc. ("Interpak"), a wholly-owned subsidiary located primarily in Houston, Texas, provides packaging, warehousing, distribution and bulk transfer services for plastic resin producers and distributors.

         (ii)     InterSystems, Inc., a Delaware corporation ("ISI"), a 22% (in
                  1996) and a 35% (in 1995) owned subsidiary, which specializes in the custom-compounding of thermoplastic resins for the petrochemical and automobile industries, through ISI's wholly-owned subsidiary with operations in Houston, Texas and Jeffersonville, Indiana, respectively. Through ISI's wholly-owned subsidiary in Omaha, Nebraska, ISI is also engaged in the design, manufacture, sale and leasing of equipment for sampling, conveying, elevating, weighing and cleaning a wide variety of products for agriculture and other industries. Additionally, ISI previously marketed rolling doors and hurricane shutters. As of June 30, 1996, ISI adopted a formal plan to dispose of the rolling door and hurricane shutter operations (see Note 2).

                  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a deficiency in shareholders' capital deficit of $4,476,000 and a working capital deficiency of $4,278,000 at December 31, 1996 which includes $1,000,000 and $795,000 outstanding under a line of credit agreement and a note payable agreement, respectively, which are in default. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these matters.

                  All significant intercompany balances and transactions have been eliminated in consolidation, where appropriate.

                     HELM RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                   ==========================================


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

          (b)     Inventories

                  Inventories, consisting of packaging supplies, are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.

          (c)     Property, Plant, Equipment and Leasehold Improvements

                  Property, plant, equipment and leasehold improvements are stated at cost. The Company provides for depreciation principally by utilizing the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is provided based on the shorter of the lease term or the useful lives of the assets. For income tax purposes, depreciation on certain assets is calculated using accelerated methods.

          (d)     Revenue Recognition

                  Sales are recorded in the periods that services are provided.

          (e)     Management's Estimates and Assumptions

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments when necessary.

          (f)     Long-Lived Assets

                  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 requires, among other things, that impairment losses on assets to be held, and gains or losses from assets that are expected to be disposed of, be included as a component of income from continuing operations. The Company adopted SFAS No. 121 in 1996 and its implementation did not have a material effect on the consolidated financial statements.

                     HELM RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                   ==========================================



NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (g)      Stock-Based Compensation

                  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 requires entities which have arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock to either record the fair value of the arrangement or disclose the pro forma effects of the fair value of the arrangements. In 1996, the Company has adopted the disclosure method of SFAS No.
123. The adoption of this method did not affect the Company's financial position, operating results or cash flows.

          (h)     Loss Per Share

                  Loss per share is computed on the basis of weighted average number of outstanding shares of common stock during the year. Equivalents were not included since they were anti-dilutive. The loss has been adjusted to reflect the dividends on the Series A and B 8% preferred stock of $126,000 for the years ended December 31, 1996 and 1995.

          (i)     Income Taxes

                  The Company follows Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires, among other things, a liability approach to calculating deferred income taxes.

          (j)     Investments

                  The Company generally accounts for all investments in which it owns 20% or more of the investees' outstanding common stock and for investments over which it has significant influence on the equity method. Other investments are generally carried on the cost method. In accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), the Company classifies securities in certain companies accounted for under the cost method (see (Note 2) as Available for Sale securities. The securities are recorded at fair value with the resulting gain (or loss) credited (or charged) to equity, for Available for Sale securities.

                     HELM RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                   ==========================================



NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

          (k)     Changes in Underlying Equity of Affiliates

                  Where appropriate, the Company records changes in its underlying equity of affiliates in its statement of loss, in compliance with Staff Accounting Bulletin No. 51.

          (l)     Credit Risk Concentration

                  Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. The Company has one major customer (see Note 14) and had receivable balances from this customer of $909,000 at December 31, 1996. Most of the Company's customers are in the petro-chemical business and are located in the Southwest part of the country.

          (m)     Estimated Fair Value of Financial Instruments

                  Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosure about Fair Value of Financial Instruments", requires disclosures of fair value information about financial instruments for which it is practicable to estimate the value, whether or not recognized on the balance sheet. The fair value of financial instruments, including cash, accounts receivable, notes receivable, accounts payable and accrued expenses, approximate their carrying value because of the current nature of these instruments. The carrying amounts of long-term debt and subordinated debentures approximate their fair value because the interest rates approximate current market rates for financial instruments with similar maturities and terms.

         (n)      Recent Accounting Standards

                  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997. The adoption of this statements is not expected to have a material effect on the consolidated financial statements.

                     HELM RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                   ==========================================


NOTE 2 - INVESTMENTS IN AND ADVANCES TO AFFILIATES

                  Investments in and advances to affiliates consist of the following at December 31, 1996 (dollars in thousands):

                                                                Advances to
   Name                 Ownership %           Investment           (from)
----------              -----------           ----------        -----------
ISI                        22.0                 $(260)             $(244)
Mezzanine                   9.0                   300                 --
Unapix                      2.0                   315                 --
PFS                        14.0                   250                 --
Joint venture              25.0                   756                 --
Other                        --                    --                 26
                                               ------              -----

                                               $1 361              $(218)
                                               ======              =====

                  Equity in earnings (loss) for the equity method investments and distributions from the cost method investments are as follows (in thousands and for the years ended December 31):

    Name            1996        1995
------------        ----        ----
ISI                $(516)      $(253)
PFS                    7          35
Joint venture         96          86
                   -----       -----

                    (413)       (132)
Mezzanine             36          40
                   -----       -----


                   $(377)      $ (92)
                   =====       =====


        INTERSYSTEMS, INC. ("ISI")

                  The Company accounts for its investment in ISI on the equity method. As of December 31, 1996, the Company has recorded its negative investment in ISI because ISI is projecting earnings in the near future. The quoted market value of the Company's share of ISI's common stock was approximately $1,409,000 as of December 31, 1996.

                     HELM RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                   ==========================================


NOTE 2 - INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

                  In 1996, ISI adopted a plan to discontinue a portion of its business; accordingly, ISI recorded a loss from discontinued operations of $1,920,000, of which $1,190,000 was recorded in the fourth quarter of 1996. The Company's allocable share of this loss totaled $428,000 and $76,000 in 1996 and 1995, respectively, and it has been recorded as discontinued operations.

                  Additionally, in 1996, ISI completed a private placement of 1,560,000 shares of common stock and 780,000 warrants (the "Units"). Holders of the Units have the right at the end of a two-year period, as defined, to have the common stock contained in the Units redeemed by ISI unless during such period the closing ISI stock price is at least $1.80 per share for any thirty consecutive trading days. In 1996, ISI also issued shares of its common stock upon the conversion of $487,500 of debentures. The Company's percentage ownership share in these increases in ISI's shareholders' equity has been reflected as income, in compliance with Staff Accounting Bulletin No. 51.

                  In 1995, ISI issued shares of its common stock upon the conversion of $252,000 of debentures and received proceeds of $165,000 from the exercise of warrants to purchase common stock. In addition, the redemption value of $275,000 of common stock was classified within ISI's shareholders' equity. The Company's percentage ownership share in these increases in ISI's shareholders' equity has been reflected as income, in compliance with Staff Accounting Bulletin No. 51.

                  Significant accounting policies for ISI are as follows:

         Inventories

                  Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.


         Property, Equipment and Leasehold Improvements

                  Property, equipment and leasehold improvements are stated at cost. The Company provides for depreciation and amortization on certain equipment by utilizing the units of production method based upon the number of hours the compounding equipment operates. Depreciation and amortization on other equipment and leasehold improvements is provided using the straight-line method over the estimated useful lives of the assets or the lease period, whichever is less. For income tax purposes, depreciation on certain assets is calculated using accelerated methods.

                     HELM RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                   ==========================================


NOTE 2 - INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

         Revenue Recognition

                  Sales are recorded in the periods that products are shipped or as services are performed.

         Lease Accounting

                  ISI leases grain sampling systems to certain of its customers. The leases generally provide for revenues based on samples taken on a monthly basis with a minimum number on an annual basis. Revenue is recorded monthly based on the number of samples and any difference between the number billed and the minimum annual amount is recorded on the annual anniversary date of the lease.

                  Equipment leased to others is recorded at cost and is being depreciated on a straight-line basis over eight years.

         Summarized Financial Data

                  Summarized financial data for ISI as of December 31, 1996 and for the years ended December 31, 1996 and 1995 is as follows (in thousands):

                                                1996
                                               -------
Balance sheet data:
   Current assets                              $ 6 046
   Other assets                                 19 173
                                               -------

   Total assets                                 25 219

   Current liabilities                           5 629
   Long-term liabilities                        18 697
   Redemption value of common stock              2 077
                                               -------

   Shareholders' equity (capital deficit)      $(1 184)
                                               =======


                                                1996                 1995
                                               -------              -------
Income statement data:
   Revenues                                    $20 387              $15 703
   Expenses                                     20 786               16 181
                                               -------              -------

         Net loss from continuing operations      (399)                (478)

Loss from discontinued operations               (1 920)                (217)
                                               -------              -------

Net loss                                       $(2 319)             $  (695)
                                               =======              =======

                     HELM RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                   ==========================================


NOTE 2 - INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

         MEZZANINE FINANCIAL FUND, L.P. ("MEZZANINE")

                  Mezzanine, a limited partnership, is engaged in a variety of investments and loans. Certain officers of the Company are the principal shareholders of the general partner that provides management services to Mezzanine. The Company accounts for this investment on the cost method, the carrying value of which approximates market.

                  Mezzanine provided loans to the Company and its subsidiaries in 1996 (see Note 5).

         UNAPIX ENTERTAINMENT, INC. ("UNAPIX")

                  Unapix is engaged in the worldwide distribution of feature films, documentaries, live action children series and other special interest programming.

                  The shares of Unapix common stock held by the Company have been classified as Available for Sale Securities. The unrealized gains (losses) from this investment have been credited (debited) to a component of equity.

         PROFESSIONAL FINANCIAL SERVICES, INC. ("PFS")

                  PFS, through its wholly-owned subsidiary, is in the business of financing receivables of health care related enterprises. PFS is controlled by affiliates of the Company and has been accounted for on the equity method.

                  In 1996, PFS sold additional shares of its common stock which has resulted in the Company's percentage ownership share in these increases in PFS' shareholders' equity to increase. This increase has been reflected as income, in compliance with Staff Accounting Bulletin No. 51.

                     HELM RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                   ==========================================


NOTE 2 - INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

         JOINT VENTURE

                  Interpak has a 25% interest in a joint venture that owns a warehouse facility. The investment is accounted for using the equity method of accounting. To finance its investment, Interpak entered into a loan agreement with its joint venture partner. The agreement allowed for borrowings up to $750,000 for Interpak's initial contribution to the joint venture. At December 31, 1996, Interpak had borrowed $700,000 under this agreement (see Note 5). Also, Interpak has a lease agreement with the joint venture for the lease of the warehouse facility. Interpak's share of net income from the joint venture for the years ended December 31, 1996 and 1995 was $96,000 and $86,000, respectively. The Company received distributions from the joint venture totalling $89,000 and $79,000 for the years ended December 31, 1996 and 1995, respectively, which were used to pay interest on the note payable, with any excess being applied to principal. Following is a summary of financial position, revenue and net income of the joint venture (in thousands):

                                                        December 31,
                                                            1996
Assets:
    Land, building and improvements, net.............      $4 933
    Other ...........................................         296
                                                           ------

                                                           $5 229
                                                           ======

Liabilities and equity:
   Note payable......................................      $2 065
   Other                                                      140
   Equity   .........................................       3 024
                                                           ------

                                                           $5 229
                                                           ======

                                                         Year ended           Year ended
                                                        December 31,          December 31,
                                                            1996                  1995
                                                        ------------          ------------
Rental income........................................       $769                  $751
                                                            ====                  ====
Net income  .........................................       $383                  $346
                                                            ====                  ====

                     HELM RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                   ==========================================


NOTE 3 - RELATED PARTY TRANSACTIONS

         (a)      Sale of Securities

                  During 1996, the Company reduced its 8% convertible subordinated debentures, held by two officers of the Company, by $225,000 by offsetting $134,000 of certain promissory note receivables, the issuance of 86,098 warrants and the transfer of certain shares of securities held by the Company. Additionally, during 1996, the Company exchanged 25,000 shares of restricted common stock of Unapix and 40,000 shares of PFS for the surrender of $200,000 of 14% notes payable to shareholders. These transactions were approved by the Board of Directors and the Company realized a gain from these transactions of $259,000.

                  Additionally, in 1996, the Company had nonrelated party transactions in which it sold 91,400 shares of ISI and 56,800 shares of Unapix, resulting in total gains of $390,000.

                  During 1995, two officers of the Company purchased 44,282 shares of restricted common stock of Unapix, 74,366 shares of restricted common stock of PFS, and 60,405 shares of restricted common stock of ISI at market value from the Company for $344,000. One-half of the purchase price was paid in cash and the other half by surrender of senior subordinated notes due to them. The purchases were approved by the Board of Directors and the Company realized a gain from the transaction of $293,000 in 1995.

                  Additionally, in 1995, the Company had nonrelated party transactions in which it sold 78,925 shares of Unapix stock, which resulted in a gain of $428,000 and sold 9,100 shares of ISI stock, which resulted in a gain of $17,000.

         (b)      Other

                  Interpak provides management services to Chemtrusion, Inc. (a subsidiary of ISI), which comprises one of ISI's businesses. The allocated expenses for such management services, based on certain formulas which management deems to be reasonable, amounted to $36,000 in 1996 and 1995. At December 31, 1996 and 1995, Interpak had accounts receivable totalling $26,000 and $195,000, respectively, due from ISI. The balances consist primarily of managerial and administrative expenses incurred by Interpak on behalf of the affiliate.

                     HELM RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                   ==========================================


NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

                  Management and administrative salaries of the Company are allocated to affiliates based upon estimated time devoted to the respective operations. All other allocations of general corporate expense are recorded on a specific identification method. In 1996 and 1995, $510,000 and $605,000, respectively, were allocated to affiliates and deducted from the Company's expenses.


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment consist of the following at December 31, 1996 (in thousands):

            Machinery and equipment                  $ 8 735
            Furniture and fixtures                     1 044
            Leasehold improvements                     1 348
                                                     -------

                                                      11 127

            Less:  Accumulated depreciation
              and amortization                        (8 560)
                                                     -------

                                                     $ 2 567
                                                     =======


                  During the year ended December 31, 1996, Interpak changed the estimated useful lives of certain machinery and equipment. The effects of these changes decreased the net loss from continuing operations by approximately $293,000, and loss per share from continuing operations and net loss per share by approximately $.12 for the year then ended.

                     HELM RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                   ==========================================


NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT

         (a)      Notes Payable

                  Notes payable consist of the following at December 31, 1996 (in thousands):

          Short-term:
            Revolving credit debt payable
             to Mezzanine                              $  628
            14% notes payable to shareholders             394
                                                       ------
                                                        1 022
          Long-term:
            15% note payable to affiliate                 323
                                                       ------

                                                       $1 345
                                                       ======


                   Mezzanine has provided a line of credit, expiring December 31, 1997, totaling $750,000 for the Company (interest at 25% per annum). The Company has pledged its stock ownership in affiliates as security for the loan. Interest expense on this debt totalled $94,000 and $75,000 in 1996 and 1995, respectively.

                   The 14% notes were due January 31, 1996 and have been extended on a month-to-month basis thereafter. The notes bear interest at 14% per annum, payable 7% in cash and 7% in the Company's common stock. Total interest expense relating to these notes amounted to $132,000 and $199,000 in 1996 and 1995, respectively. Interest continues to be due at 14%, payable in cash and stock.

                   The 15% note payable to an affiliate is an unsecured note payable to an affiliated company of Interpak. The note bears interest at 15% payable monthly and is due on March 31, 1998.

                     HELM RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                   ==========================================


NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT (Continued)

         (b)      Long-term Debt

                  Long-term debt (all at Interpak) consists of the following at December 31, 1996 (in thousands):

Revolving line of credit                                             $1 000
Term loan, interest at 9.25%, payable in
   monthly installments of $31,675, including
   interest, through April 1999                                         795
Note payable, interest at 13%, interest
   payable monthly with principal due
   September 2001 (see Note 2)                                          700
Unsecured note payable, interest at 8.25%,
   payable in monthly installments of
   $6,727, including interest, due June 1998                            108
Other                                                                    11
                                                                    -------

Less current maturities                                               2 614
                                                                     (1 876)
                                                                    -------

Total long-term debt                                                $   738
                                                                    =======


                  A summary of maturities of long-term debt at December 31, 1996 is as follows (in thousands):

                  Year ending December 31,             Amount
                  ------------------------             ------
                  1997                                 $1 876
                  1998                                     38
                  1999                                     --
                  2000                                     --
                  2001                                    700
                                                       ------
                                                       $2 614
                                                       ======

                     HELM RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                   ==========================================


NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT (Continued)

                  At December 31, 1996, Interpak had a revolving line of credit with a lending institution. The agreement provides for a maximum borrowing based on eligible receivables, as defined, or $1,000,000, which expired on February 28, 1997. The line of credit bears interest at prime plus 1-1/4% and is collateralized by substantially all assets of Interpak, Interpak's common stock, 400,000 shares of an affiliated company's stock and is guaranteed by the Company. The revolving line of credit agreement contains covenants which limit the amount of management fees and advances Interpak can pay Helm, restricts the incurrence of additional debt, and requires Interpak not to incur two consecutive months of losses beginning May 31, 1995, as defined. At December 31, 1996, Interpak was in violation of certain financial covenants. The lender has informed management that the line of credit will not be renewed. Management is currently seeking a new lender to refinance the line of credit. There is no guarantee that management will be able to refinance the line of credit on terms favorable to Interpak.

                  The term loan is collateralized by certain equipment with a net book value of $1,200,000 at December 31, 1996, and requires the maintenance of certain levels of tangible net worth and debt to equity ratio, as defined. At December 31, 1996, Interpak was in violation of certain financial covenants and is attempting to obtain a waiver of the loan covenant violations. However, as of March 21, 1997, Interpak had not obtained a waiver. Accordingly, the balance of the note due has been classified as current.

                  The note payable due September 2001 is collateralized by a second lien on the joint venture's property and is subordinate to the joint venturer's mortgage note payable. Also, the note is guaranteed by the Company and an affiliated company.

         (c)      Contract Settlement

                  At December 31, 1996, the contract settlement payable totaling $259,000 represents the remaining balance due from a $952,000 contract dispute settlement with a major customer of Interpak over billing arrangements in prior years. The settlement was recorded in prior years' operating results. Under the terms of the original settlement agreement, all amounts were scheduled to be paid by November 1995. At December 31, 1996, the Company was in arrears and is expecting to renegotiate new payment terms. Of the balance due at December 31, 1996, $85,000 bears interest at a range of 4.25% to 6% and $173,000 is noninterest bearing.

                     HELM RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                   ==========================================


NOTE 6 - SUBORDINATED DEBENTURES

                  Subordinated debentures of the Company consist of the following at December 31, 1996 (in thousands):

        12% subordinated debentures, due 1999,
          net of discount of $179
          (effective interest rate 12.5%)              $1 490

        8% convertible subordinated debentures
          due 1999                                      1 550

        Other                                              20
                                                       ------
                                                       $3 060
                                                       ======

          12% Subordinated Debentures, due 1999

                  These bonds mature on August 31, 1999. Interest is payable in cash semiannually.

          8% Convertible Subordinated Debentures, due 1999

                  The 8% subordinated convertible debentures are held by certain officers of the Company. The debentures bear interest at 8% per annum, payable on a quarterly basis, and are convertible, at the option of the holder, into common stock of the Company at a conversion price of $6.60 per share and will mature on December 1, 1999. The debentures were purchased by the officers with their individual promissory notes in the face amount of the debentures, each bearing interest at 9% per annum and are due December 1, 1999. Principal payments may be made by the officers up to a maximum of 10% of the total amounts of the notes annually and may be paid in cash or securities of the Company or its subsidiaries.

                     HELM RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                   ==========================================


NOTE 7 - LIABILITIES

                  Accrued expenses consist of the following at December 31, 1996 (in thousands):

                  Payroll related expenses               $313
                  Other                                   900
                                                       ------
                                                       $1 213
                                                       ======

NOTE 8 - INCOME TAXES

                  The Company and its eligible subsidiaries file a consolidated Federal income tax return. Other subsidiaries and affiliates file separate income tax returns.

                  The Company has approximately $22,600,000 of net operating loss carryovers for Federal income tax purposes that expire in years through 2011. Certain of these loss carryforwards are subject to future limitations in usage.

                  Net deferred income taxes as of December 31, 1996 consisted of the following (in thousands):

                                                          Deferred Tax
                                                             Asset
                                                          ------------
Tax benefit of net operating loss carryovers                 $7 925

Tax basis in excess of book basis of
   investments in unconsolidated subsidiaries                 1 437

Expenses accrued for financial reporting
   purposes not deducted for tax purposes, net                   58
                                                            -------

Deferred tax asset                                            9 420

Valuation allowance                                          (9 420)
                                                            -------

             Net deferred tax asset                         $    --
                                                            =======

                     HELM RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                   ==========================================


NOTE 9 - PREFERRED STOCK

                  The Company has authorized the issuance of 5,000,000 shares of $.01 par preferred stock, which have been issued in three types of series which, as of December 31, 1996, are as follows:

         Series A preferred stock                         21 250

         Series A 8% cumulative convertible
           preferred stock                                13 750

         Series B 8% cumulative convertible
           preferred stock                                 2 000
                                                          ------

                                                          37 000
                                                          ======

                  The Series A preferred stock has a stated value of $50.00 per share and each share is convertible into 3.3 shares of common stock at the greater of $15.00 or 66-2/3% of the then common stock market price.

                  The Series A 8% cumulative convertible preferred stock with a stated value of $100.00 per share was issued in connection with a debenture refinancing in 1993. The shares are convertible into common shares at an exercise price of $0.96 for each $1.00 of stated value.

                  The Series B 8% cumulative convertible preferred stock with a stated value of $100.00 per share was also issued in connection with the debenture refinancing. The shares are convertible into common shares at an exercise price of $0.94 for each $1.00 of stated value.

                  Series A and B 8% cumulative convertible preferred stock provide the holders with voting rights in proportion with the respective shares of common stock that may be converted. The aggregate amount of unpaid dividends in arrears on the Series A and Series B preferred stock was $378,000 at December 31, 1996.

                     HELM RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                   ==========================================


NOTE 10 - STOCK OPTIONS AND WARRANTS

                  The 1982 Incentive Stock Option Plan, as amended, provides for the issuance of options to purchase up to 116,667 shares of common stock. Options are granted at market value on the date of the grant. In 1996 and 1995, no options were granted under this plan.

                  No options were exercised during 1996 and 1995. During 1996, 1,234 options expired.


                  The options outstanding at December 31, 1996 are as follows:

                                                                                  Options
Expiration               Shares subject               Option                 exercisable as of
   date                    to option                  price                  December 31, 1996
----------               --------------               -----                  -----------------
   1997                      25 369             $ 7.50                            25 369
   1998                       8 333             $ 9.375                            8 333
   2000                       5 000             $ 3.75                             5 000
   2001                      10 335             $ 3.75 to $ 7.50(1)               10 335
                             ------                                               ------

                             49 037                                               49 037
                             ======                                               ======

         (1) The weighted average exercise price per share for these options is $4.54.

                  In June of 1993, the Company issued 16,667 options at an exercise price of $1.50. These options expire after five years and vest over a three-year period. No options were exercised as of December 31, 1996.

                  In 1994, the Board of Directors authorized the grant of 50,000 options at an exercise price of $1.25 per share. These options were granted in 1995. They will vest over a five-year period.

                  In connection with a debenture refinancing completed in 1993, the Company issued 212,945 warrants to purchase the Company's common stock. The warrants expired on January 31, 1996.

                  In 1994, the Company issued 50,000 warrants at an exercise price of $1.25 per share, which have a five-year vesting period.

                     HELM RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                   ==========================================


NOTE 10 - STOCK OPTIONS AND WARRANTS (Continued)

                  In 1996, the Company issued 86,098 warrants at an exercise price of $1.25, expiring on December 15, 2006, in exchange for the cancellation of certain 8% debentures.

                  SFAS No. 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The disclosure provisions of SFAS No. 123 do not have a material effect on the Company's pro forma net loss and loss per share for the years ended 1996 and 1995, and thus have not been presented.


NOTE 11 - SHARES RESERVED FOR FUTURE ISSUANCE

                  Shares reserved for future issuance at December 31, 1996 are as follows:

                                                          Shares
                                                         ---------
        Conversion of preferred stock                    1 715 000

        Conversion of 8% convertible
           subordinated debentures                         235 000

        Warrants to purchase common stock                  136 000

        Shares reserved for stock options
         including options granted                         183 000
                                                         ---------

        Total shares reserved for future issuance        2 269 000
                                                         =========

                     HELM RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                   ==========================================


NOTE 12 - EMPLOYEES' SAVINGS PLANS

                  Subsidiaries of the Company sponsor qualified salary reduction plans under Section 401(k) of the Internal Revenue Code, covering substantially all salaried employees of these subsidiaries. The charges against consolidated loss for the subsidiaries' contributions were approximately $18,000 and $14,000 in 1996 and 1995, respectively.


NOTE 13 - LAWSUIT SETTLEMENT

                  In prior years, Interpak was a defendant in a wrongful death lawsuit for an incident that occurred at one of Interpak's facilities. During the year ended December 31, 1996, Interpak's insurance carriers, who were defending Interpak, settled the lawsuit prior to trial. Interpak's portion of the settlement totalled $250,000, of which $101,000 was paid in cash with the balance being satisfied by the issuance of a $149,000 note payable (see Note 5(b)). The Company has also accrued $50,000 of legal fees related to this settlement.

                  In addition, the Company and its subsidiaries and affiliates are parties to lawsuits arising out of the ordinary course of business. While neither management nor counsel can express an opinion as to the likelihood of settlement of these actions, in the opinion of management, the amount of possible liability arising therefrom, either individually or in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations.


NOTE 14 - COMMITMENTS AND CONTINGENCIES

         (a) Interpak is obligated under various long-term noncancellable operating leases for its office and warehouse facilities expiring through 2005 at minimum annual rentals as follows:

                                             (in thousands)
             1997                                $3 700
             1998                                 2 932
             1999                                 2 728
             2000                                 2 167
             2001                                 1 622
             Thereafter                           2 160
                                                -------

                                                $15 309
                                                =======

                     HELM RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                   ==========================================


NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued)

                  The above leases require the lessees to pay taxes, insurance and maintenance expenses. Certain leases include purchase or renewal options. Rent expense for all leases for 1996 and 1995 was $4,232,000 and $4,216,000, respectively.

         (b) Interpak leases a warehouse from a partnership in which certain executives of the Company are partners. The lease provides for minimum annual payments of $429,000 through 2005 plus cost of living increases. During the years ended December 31, 1996 and 1995, Interpak paid $545,000 and $527,000 under this lease agreement, respectively.

                  Prior to December 31, 1994, Interpak informed the partnership that it would like to cancel the lease as part of its cost cutting program. The partnership agreed to cancel the lease only in connection with a sale of the property and Interpak's agreement to pay the closing costs on the sale in lieu of a lease termination fee. As of December 31, 1994, the Company had recorded costs associated with the termination of the lease totaling $233,000. In 1995, a proposed sale of the property was not completed and Interpak decided to continue leasing the facility. Accordingly, the previously recorded termination cost of $233,000 was reversed in 1995, as a fourth quarter adjustment.

                  During 1994, the Company entered into a warehouse lease with a joint venture in which the Company has a 25% ownership interest (see Note 2). The lease provides for minimum annual payments of $751,000 to $850,000 through August 31, 2001. During the years ended December 31, 1996 and 1995, the Company paid rents totalling approximately $769,000 and $751,000, respectively, under this agreement.

         (c) During 1995, Interpak entered into a three-year equipment lease with a company in which an officer of Interpak is a stockholder. The lease requires annual minimum lease payments totalling approximately $45,000 and expires November 30, 1998.

         (d) Certain subsidiaries of the Company have employment contracts with certain of its officers which provide for the payment of nonqualified, noncontributory, unfunded deferred compensation commencing at age 65 for a period of 15 years. The benefits under most of these contracts were frozen as of January 1, 1992. Included in other liabilities is $52,000 at December 31, 1996 and 1995, representing amounts due under the agreements.

                     HELM RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                   ==========================================


NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued)

         (e) The Company has employment contracts with continuous five-year terms with two of its officers. The officers have agreed to a reduced aggregate annual base compensation of $210,000 plus an annual bonus of 7 1/2% of pre-tax income, as defined. Of this amount, $150,000 is payable in the Company's common stock and $60,000 is payable in cash. At December 31, 1996, $700,000 is payable under these contracts and included in accrued expenses. The employment contracts, along with those for two additional officers of the Company, also include a provision for lump-sum payments in the event of a change in control of the Company. Payments to each officer are limited to 2.99 times their average compensation (as defined) during the prior five-year period. The change in control payments would approximate $2,290,000 at December 31, 1996. The agreements also provide for severance and other payments in the event the officers do not complete the original terms of the agreements or do not stay at the Company until age 65.

         (f) The Company has guaranteed certain debt of an affiliate totaling approximately $141,000 at December 31, 1996. The Company plans to reduce this guarantee by the transfer of approximately $50,000 worth of ISI stock during 1997.


NOTE 15 - MAJOR CUSTOMERS

                  Interpak had sales to significant customers for the years ended December 31, 1996 and 1995 as follows:

                                                       Year ended
                                                      December 31,
                                               --------------------------
                                                 1996               1995
                                               -------             ------
                                                      (in thousands)
Customer "A"                                   $10 026             $8 513
Customer "B"                                     1 810              1 509

NOTE 16 - STATEMENT OF CASH FLOWS

                  Supplemental disclosures of cash flow information:

                                                       Year ended
                                                      December 31,
                                               --------------------------
                                                 1996               1995
                                               -------             ------
                                                      (in thousands)
      Interest paid                             $824                $659

                     HELM RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                   ==========================================


   NOTE 16 - STATEMENT OF CASH FLOWS (Continued)

                  Noncash transactions relating to investing and financing activities:

                                                       Year ended
                                                      December 31,
                                               --------------------------
                                                 1996               1995
                                               -------             ------
                                                      (in thousands)
Repayment of officers' notes receivable
   by exchange of preferred stock                $150               $166

Issuance of stock in settlement                    --                 10

Issuance of warrants in exchange
   for notes payable                               22                 --

Exchange of investment in Mezzanine for
   investment in PFS                               --                200

Reduction of notes payable in exchange
   for common stock of affiliates                 287                172

Note payable issued for partial payment
   of law settlement                              149                 --

Exchange of promissory note receivable
   for reduction of notes payable                 134                 --

NOTE 17 - PENDING SALE

                  During 1996 and 1995, the Company was in negotiations for the sale of Interpak to ISI. In March 1997, the negotiations were terminated because ISI was unable to satisfy certain conditions to consummate the acquisition. Shortly thereafter, the Company announced that it had entered into negotiations for the sale of Interpak to a European corporation. As of March 21, 1997, no definitive agreement has been entered into with this prospective buyer.

                                EXHIBIT INDEX


       Item No.                  Description
       --------                  -----------


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

         3.4 Amendment to By-laws dated as of August 27, l982 [incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form l0-K for the Fiscal Year Ended December 3l, l982 (the "l982 Form l0-K")]

         3.5 Certificate of Amendment to Certificate of Incorporation dated July 7, 1987 [incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1987 (the "1987 Form 10-K")]

         3.6 Certificate of Amendment to Certificate of Incorporation dated July 21, 1986 [incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-2 (Registration No. 33-32834) (the "S-2")]

         3.7 Certificate of Amendment to Certificate of Incorporation dated December 8, 1989 [incorporated by reference to Exhibit 3.7 to the S-2]

         3.8 Certificate of Designation relating to Series A Preferred Stock [incorporated by reference to Exhibit 4.21 to the 1985 Form 10-K]

         3.9 Certificate of Amendment to Certificate of Incorporation dated December 16, 1993 [incorporated by reference to Exhibit 3.9 to the 1993 Form 10-K]

         3.10 Certificate of Designation relating to Series A 8% Cumulative Convertible Preferred Stock [incorporated by reference to
                  Exhibit 3.10 to the 1995 Form 10-K]

         3.11 Certificate of Designation relating to Series B 8% Cumulative Convertible Preferred Stock [incorporated by reference to
                  Exhibit 3.11 to the 1995 Form 10-K]

         4.1 Form of Helm Resources, Inc. 12% Subordinated Debenture due August 31, 1999 (incorporated by reference to Exhibit 4.4 to the 1990 10-K).

                                 EXHIBIT INDEX


       Item No.                   Description
       --------                   -----------


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

         13.1 The Company's Annual Report to Stockholders for the year ended December 31, 1996 [incorporated by reference to this document as filed with the Commission]

         22.0     List of Subsidiaries*

-----------------------

*    Filed herewith