Form 10QSB
period 1997-03-31
HELM RESOURCES INC/DE/
filed 1997-05-15
CIK 351685

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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


                  YES  X                  NO ____

As of May 10, 1997 there were 2,521,543 shares of the Company's common stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION
                      HELM RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                            March 31, 1997
                                            --------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                      $   17
 Accounts receivable, net                        1,815
 Inventories                                       245
 Current portion of promissory notes
  receivable from officers                         150
 Due from affiliates                                24
 Prepaid expenses                                  164
                                                ------

                  TOTAL CURRENT ASSETS           2,415

INVESTMENTS IN AND DUE FROM AFFILIATES           1,097


PROMISSORY NOTES RECEIVABLE FROM OFFICERS          300


PROPERTY, PLANT AND EQUIPMENT, NET               2,513


DEFERRED CHARGES AND OTHER ASSETS                  401
                                                ------


                                                $6,726
                                                ======

                      HELM RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                              March 31, 1997
                                              --------------
LIABILITIES AND SHAREHOLDER'S (DEFICIENCY)

CURRENT LIABILITIES:
 Notes payable to affiliates                     $    851

 Accounts payable                                   1,882

 Accrued interest                                     278

 Accrued expenses                                   1,152

 Current portion of long-term debt                  1,751

 Due for contact settlement                           259

 Due to affiliates                                    270
                                                 --------

                 TOTAL CURRENT LIABILITIES          6,443

LONG-TERM DEBT, NET OF CURRENT PORTION                738


NOTES PAYABLE TO AFFILIATES                           275

SUBORDINATED DEBENTURES                             3,072


ACCRUED EXPENSES PAYABLE IN COMMON STOCK              546

OTHER LIABILITIES                                     158
                                                 --------


                TOTAL LIABILITIES                  11,232


SHAREHOLDERS' DEFICIENCY (NOTE 5)                  (4,506)
                                                 --------


                                                 $  6,726
                                                 ========

                      HELM RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                Three Months Ended
                                                    March 31
                                              ----------------------
                                               1997           1996
                                              -------        -------
REVENUES                                      $ 4,644        $ 4,985
                                              -------        -------

COSTS, EXPENSES AND OTHER:
 Operating expenses                             3,562          3,780
 Selling, general and administrative
  expenses                                        984          1,002
 Gain on sale of securities                      (307)           (41)
 Equity in net losses of
  affiliates                                       11             (2)
 Provision for settlement of
  litigation                                       --            275
 Interest and debt expense                        220            221
 Interest income                                  (11)           (19)
                                              -------        -------

TOTAL COSTS, EXPENSES AND OTHER                 4,459          5,216

INCOME (LOSS)FROM CONTINUING OPERATIONS           185           (231)

DISCONTINUED OPERATIONS OF AFFILIATE               --            (38)
                                              -------        -------

NET INCOME (LOSS)                             $   185        $  (269)
                                              =======        =======

Earnings Per Share:
   Continuing operations                      $   .06        $  (.10)
   Discontinued operations                         --           (.02)
                                              -------        -------

Net Earnings (Loss)                           $   .06        $  (.12)
                                              =======        =======

Average common shares outstanding               2,511          2,444
                                              =======        =======

                      HELM RESOURCES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                 Three Months Ended
                                                      March 31
                                                ---------------------
                                                 1997            1996
                                                -----           -----
Net cash provided by (used in)
 operating activities                           $ (46)          $(308)
                                                -----           -----

Cash flows from investing activities:
  Decrease (increase) in investments
    in and due from affiliates                     --             522
  Proceeds from sales of securities               374              45
  Additions to property, plant and
    equipment                                     (68)            (58)
                                                -----           -----
                                                  306             509
                                                -----           -----

Cash flows from financing activities:
  Increase (decrease) in notes payable
    and long-term debt                           (344)           (525)
  Payment on contract settlement                    -             (33)
                                                -----           -----
                                                 (344)           (558)
                                                =====           =====

NET INCREASE (DECREASE) IN CASH                   (84)           (357)

CASH BEGINNING OF PERIOD                          101             434
                                                -----           -----

CASH END OF PERIOD                              $  17           $  77
                                                =====           =====

Cash paid during the period for:
  Interest                                      $  52           $  70
  Taxes                                            --              --

                      HELM RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

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

Note 2. Primary earnings per share is computed by dividing earnings, after deducting the preferred stock dividend requirements of $31,600 in the 1997 and 1996 periods, by the average common shares outstanding during each period.

Note 3.           Inventories consist of packaging supplies.

Note 4.           Summarized Financial Data (in thousands):

Intersystems, Inc.                                 Three Months Ended
(22% owned in 1997 and 25% in 1996)                     March 31

                                                  1997             1996
                                                 ------          -------
REVENUES                                         $5,484          $ 3,904
                                                 ------          -------

Operating expenses                                3,551            2,592
Selling, general and administrative
  expenses                                        1,579            1,257
Settlement of note receivable-sale
 of trading business                                 --               45
Interest expense (net)                              334              161
                                                 ------          -------

TOTAL COST AND EXPENSES                           5,464            4,055
                                                 ------          -------

INCOME (LOSS) FROM CONTINUING OPERATION          $   20          $  (151)

DICONTINUED OPERATIONS                               --             (152)
                                                 ------          -------

NET INCOME (LOSS)                                $   20          $  (303)
                                                 ======          =======

Note 5.  Stockholders' Equity (in Thousands)

                                                        Common Stock           Additional
                         Preferred Stock               $.01 par value             Paid
                      Shares         Amount          Shares        Amount       in capital
                      ------         ------          ------        ------       ----------
Balance
Jan. 1, 1997            37          $     --          2,501          $25          $19, 852



Common stock
 issued,
 primarily for
 accrued
 interest               --                --             20           --               26
                        --          --------          -----          ---          -------

Balance
March 31, 1997          37          $     --          2,521          $25          $19,878
                        ==          ========          =====          ===          =======


                          Unrealized gain    Retained
                         on available for    Earnings         Treasury
                          sale securities    (Deficit)          Stock           Total
                          ---------------    ---------          -----           -----
Balance
Jan. 1, 1997                  $ 315           $(24,639)          $(29)          $(4,476)



Common stock
issued, primarily
for accrued interest             --                 --             --                26

Change in unrealized
gain on available
for sale securities            (241)                --             --              (241)

Net income                       --                185             --               185
                              -----           --------           ----           -------

Balance
March 31, 1997                $  74           $(24,454)          $(29)          $(4,506)
                              =====           ========           ====           =======

Note 6.

         The Company's subsidiary, Interpak Holdings, Inc., has entered into a letter of intent for the sale of its Interpak Terminals units, located in Houston, Texas and Edison, New Jersey to Katoen Natie N.V., a privately-held Belgium corporation, for an undisclosed cash purchase price. The sale is subject to approval of the parties' respective boards of directors and the negotiation and execution of a definitive purchase agreement.

         Interpak is a provider of custom packaging and distribution services to manufacturers of thermoplastic resins. For the quarters ended March 31, 1997 and 1996, Interpak had revenues of $4,620,000 and $4,985,000, respectively. On a consolidated basis, Interpak's revenues constitute substantially all of the revenues reported by Helm, and Interpak's assets constitute a significant percentage of Helm's assets.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

         Revenue decreased by $341,000 (7%) to $4,644,000 in the 1997 period compared to $4,985,000 in the 1996 period primarily due to a decrease in packaging volume at Interpak.

         Operating expenses decreased $218,000 (6%) to $3,562,000 in the 1997 period from $3,780,000 in the 1996 period due to the reduction in packaging volume.

         Gain on sale of securities of $307,000 in 1997 represents the gain from the sale of 71,200 shares of Unapix common stock. The 1996 gain of $41,000 is from the sale of 15,900 shares of Intersystems common stock and 2,000 shares of Unapix common stock.

         The provision for settlement of litigation of $275,000 in 1996 is for the settlement of all claims related to a lawsuit against the Company and Interpak.

                  Discontinued operations of affiliate in 1996 is the Company's share of the discontinued operations of a subsidiary of Intersystems, Inc. as indicated in note 4 to the financial statements.


Impact of Inflation

         Inflation has not had a significant impact on the Company's operations.

Liquidity and Capital Resources

         Operating activities for the three months ended March 31, 1997 used cash of $46,000; $374,000 was provided by proceeds from sale of securities;$344,000 was used for repayments of notes payable and $68,000 was used for purchase of fixed assets, which resulted in a decrease in cash of $84,000.

         At March 31, 1997, the Company had a working capital deficit of $4,028,000, which included $2,873,000 for Interpak. The Interpak working capital deficit included $1,000,000 under a revolving loan agreement that expired in February 1997 and which is presently being extended on a month to month basis. The line, which has an annual interest rate of prime plus 1.25%, was fully borrowed at March 31, 1997, is secured by substantially all of the assets of Interpak, as well as Interpak's common stock and 400,000 shares of common stock of an affiliated company, and is guaranteed by the Company. Interpak is in violation of the covenants under this loan agreement and the lender has informed Interpak that the line of credit will not be renewed. Management is currently discussing an increased line of credit with a new lender; however, there can be no assurance that these negotiations will be successful. Interpak is also in violation of certain financial covenants relating to an equipment term loan in the amount of $690,000, which has been classified as a current liability. The working capital deficit also includes approximately $1,121,000 of payables to affiliates as to which the company is confident of its ability to reach payment accommodations.

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



                                                     Helm Resources, Inc.



May 13, 1997                                         /s/ Daniel T. Murphy
                                                     --------------------

                                                     Daniel T. Murphy
                                                     Executive Vice President
                                                     Chief Accounting and
                                                     Financial Officer