Form 10QSB
period 1997-06-30
HELM RESOURCES INC/DE/
filed 1997-08-19
CIK 351685

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                          COMMISSION FILE NUMBER 1-8292



                              HELM RESOURCES, INC.
              (Exact name of registrant as specified in character)


           Delaware                                          59-0786066
(State or other jurisdiction  of                           (IRS Employer
incorporation or organization)                         Identification Number )


                               537 Steamboat Road
                               Greenwich, CT 06830
                    (Address of principal executive offices)

                                  203-629-1400
              (Registrant s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X    NO
                                       -----     -----
As of August 13, 1997 there were 2,521,543 shares of the Company s common stock, par value $ .01 per share, outstanding.

                          PART I- FINANCIAL INFORMATION
                      HELM RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            (Note 6)
ASSETS                                        Historical    Pro-Forma
------                                        ----------    ---------
CURRENT ASSETS:

Cash and cash equivalents                       $   52       $2,002
Accounts receivable, net                         1,826         --
Inventories                                        225         --
Current portion of promissory notes
    receivable from officers                       150          150
Prepaid expenses                                   381           39
                                                ------       ------

     TOTAL CURRENT ASSETS                        2,634        2,191

INVESTMENTS IN AND DUE FROM AFFILIATES           1,097          327

PROMISSORY NOTES RECEIVABLE FROM OFFICERS          150          150

PROPERTY, PLANT AND EQUIPMENT, NET               2,504         --

DEFERRED CHARGES AND OTHER ASSETS                  511           66

CASH HELD IN ESCROW, LESS RESERVE                 --         $  130
                                                ------       ------

                                                $6,896       $2,864
                                                ------       ------

                      HELM RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             (Note 6)
LIABILITIES AND SHAREHOLDERS (DEFICIENCY)                                    Historical     Pro-forma
------------------------------------------                                    ----------     ---------

CURRENT  LIABILITIES:
Notes payable to affiliates                                                     $   851       $   321
Accounts Payable                                                                  1,997           138
Accrued interest                                                                    254           254
Accrued expenses                                                                  1,230           398
Current portion of long term debt                                                 1,715          --
Due for contract settlement                                                         259          --
Due to affiliates                                                                   133           133
                                                                                -------       -------


     TOTAL CURRENT LIABILITIES                                                    6,439         1,244

LONG-TERM DEBT, NET OF CURRENT PORTION                                              701          --

NOTES PAYABLE TO AFFILIATES                                                         210          --

SUBORDINATED DEBENTURES                                                           3,083         3,083

ACCRUED EXPENSES PAYABLE IN COMMON STOCK                                            593           593

OTHER LIABILITIES                                                                   444           444
                                                                                -------       -------

     TOTAL LIABILITIES                                                           11,470         5,364

SHAREHOLDERS  DEFICIENCY (NOTE 5)                                                (4,574)       (2,500)
                                                                                -------       -------

                                                                                 $6,896       $ 2,864
                                                                                -------       -------

                      HELM RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                  Three Months Ended
                                                       June 30

                                                  1997           1996
                                                  ----           ----
REVENUES                                        $4,632         $4,892
                                               -------        -------

COSTS, EXPENSES AND OTHER:
     Operating expenses                          3,475          3,657
     Selling, general and administrative
           expenses                              1,043          1,058
     Gain on sale of securities                   (171)          (185)
     Equity in net losses of
           affiliates                              (66)           (50)
     Increase in underlying equity
           of Intersystems, Inc.                  --              (42)
     Interest and debt expense                     237            268
     Interest income                               (12)           (22)
                                               -------        -------

     TOTAL COSTS, EXPENSES AND OTHER             4,506          4,684
                                               -------        -------

INCOME FROM CONTINUING OPERATIONS                  126            208

DISCONTINUED OPERATIONS OF AFFILIATE              --             (168)
                                               -------        -------

NET INCOME                                     $   126        $    40
                                               -------        -------

Earnings Per Share:
     Continuing Operations                     $   .04        $   .07
     Discontinued operations                      --             (.07)
                                               -------        -------

Net Earnings                                   $   .04        $  --
                                               -------        -------

Average common shares outstanding                2,522          2,459
                                               -------        -------

                      HELM RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                  Six Months Ended
                                                      June 30,
                                               ----------------------
                                                 1997           1996
                                               -------        -------
REVENUES                                       $ 9,276        $ 9,877
                                               -------        -------

COSTS, EXPENSES, AND OTHER:
    Operating Expenses                           7,037          7,437
    Selling, general and
       administrative expenses                   2,027          2,060
    Gain on sale of securities                    (478)          (226)
    Equity in net (earnings) losses
       of affiliates                               (55)             8
    Increase in underlying equity of
       Intersystems, Inc.                         --              (42)
    Interest  and debt expense                     457            467
    Provision for settlement of
       litigation                                 --              275
    Interest income                                (23)           (41)
                                               -------        -------

     TOTAL COSTS, EXPENSES AND OTHER             8,965          9,938
                                               -------        -------

INCOME (LOSS) FROM CONTINUING OPERATIONS           311            (61)

DISCONTINUED OPERATIONS OF AFFILIATE              --             (168)
                                               -------        -------

NET INCOME (LOSS)                              $   311        $  (229)
                                               -------        -------


Earnings Per Share:
    Continuing operations                      $   .10        $  (.05)
    Discontinued operations                       --             (.07)
                                               -------        -------
Net Earnings  (loss)                           $   .10        $  (.12)
                                               -------        -------


Average common shares outstanding                2,517          2,450
                                               -------        -------

                      HELM RESOURCES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                              Six Months Ended
                                                  June 30
                                              ----------------

                                              1997         1996
                                              ----         ----
Net cash provided by (use in)
   operating activities                      $  27        $ (69)
                                             -----        -----

Cash flows from investing activities:
     Decrease in investments
         in and due from affiliates           --            635
     Proceeds from sales of securities         474           70
     Additions to property, plant and
         equipment                             (68)        (356)
                                             -----        -----
                                               406          349
                                             -----        -----

Cash flows from financing activities:
     (Decrease) in notes payable
         and long-term debt                   (482)        (648)
                                             -----        -----

NET (DECREASE) IN CASH                         (49)        (368)

CASH BEGINNING OF PERIOD                       101          434
                                             -----        -----

CASH END OF PERIOD                           $  52        $  66
                                             -----        -----

Cash paid during the period for:
   Interest                                  $ 260        $ 110
   Taxes                                         6         --

                      HELM RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997

Note 1. Management believes the accompanying unaudited condensed consolidated financial statements of Helm Resources, Inc. and subsidiaries (the Company) include all adjustments (consisting of only normal recurring accruals) required to present fairly the financial statements for the periods presented. The results of operations for any interim period are not necessarily indicative of the annual results of operations.

Note 2. Primary earnings, per share is computed by dividing earnings, after deducting the preferred stock dividend requirements of $31,600 and $63,200 in the three month and six month periods, by the average common shares outstanding during each period.

Note 3.  Inventories consist of packaging supplies.

Note 4.  Summarized Financial Data (in thousands):

Intersystems, Inc.                               Three Months Ended
------------------
(21% owned in 1997 and 24% in 1996)                   June 30

                                                1997          1996
                                              --------       -------
REVENUES                                      $  7,481       $ 5,067
                                              --------       -------

Operating expenses                               4,950         3,633
Selling, general and administrative
    expenses                                     1,703         1,330
Interest expense (net)                             525           141
                                              --------       -------

TOTAL COST AND EXPENSES                          7,178         5,104
                                              --------       -------

INCOME (LOSS) FROM CONTINUING OPERATION       $    303       $   (37)


DISCONTINUED OPERATIONS                           --            (578)
                                              --------       -------

NET INCOME  (LOSS)                            $    303       $  (615)
                                              --------       -------

                      HELM RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997

                                                 Six Months Ended
                                                  June 30, 1997

                                                1997          1996
                                               -------       -------
REVENUES                                       $12,965       $ 8,971
                                               -------       -------

Operating expenses                               8,501         6,225
Selling, general and administrative
   expenses                                      3,282         2,586
Settlement of note receivable-sale
   of trading business                            --              45
Interest expense (net)                             859           303
                                               -------       -------


     TOTAL COST AND EXPENSES                    12,642         9,159
                                               -------       -------

INCOME (LOSS) FROM CONTINUING OPERATIONS           323          (188)

DISCONTINUED OPERATIONS                           --            (730)
                                               -------       -------
NET INCOME  (LOSS)                             $   323       $  (918)
                                               -------       -------

Note 5.               Stockholders  Equity (in thousands)

                                                       Common Stock             Additional
                        Preferred Stock              $ .01 par value               Paid
                      Shares        Amount          Shares        Amount        in capital
                      ------     -----------       --------       ------        ----------
Balance
Jan. 1, 1997           37        $      --            2, 501        $25         $19, 852

Preferred
stock received
from officers
in connection
with retirement
of debt                (3)              --                                          (150)

Common stock
issued                --                --                  20         --             26
                      ---        -----------       -----------        ---       --------

Balance
June 30, 1997          34        $      --              2, 521        $25       $ 19,727
                      ---        -----------       -----------        ---       --------


                              Unrealized gain          Retained
                              on available for         Earnings       Treasury
                              sale securities          (Deficit)      Stock          Total
                              ---------------          ---------      -----          -----
Balance
January 1, 1997                     $ 315              $(24,639)        $(29)       $(4,476)

Preferred
stock received
from officers
in connection
with retirement
of debt                              --                     --           --            (150)

Common stock
issued                               --                     --           --              26

Change in unrealized
gain on available
for sale securities                  (285)                  --           --            (285)

Net income                           --                      311         --             311
                                    -----              ---------        ----        -------

Balance
June 30, 1997                       $  31              $ (24,328)       $(29)       $(4,574)
                                    -----              ---------        ----        -------

Note 6.

              On July 31, 1997, the Company's subsidiary, Interpak Holdings, Inc., sold its Interpak Terminals units, located in Houston, Texas and Edison, New Jersey to Katoen Natie N.V., a privately-held Belgium corporation, for a cash purchase price of $2.2 million.

              The proforma balance sheet at June 30, 1997 gives effect to the sale as if it had taken place on that date. The proforma adjustments include the elimination of Interpak assets of $6,112,000 and liabilities of $6,186,000; the receipt of cash proceeds of $1,950,000, escrowed cash of $250,000 and a provision for transaction expenses, including taxes, of $200,000.

              For the quarters ended June 30, 1997 and 1996, Interpak had sales of $4,627,000 and $4,822,000; and for the six months ended June 30, 1997 and 1996, sales of $9,246,000 and $9,807,000.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

     Revenue decreased by $260,000 (5%) to $4,632,000 in the 1997 period compared to $4,892,000 in the 1996 period primarily due to a decrease in the number of railcars packaged for which Interpak supplies all materials.

      Operating expenses decreased $184,000 (5%) to $3,475,000 in the 1997 period $3,657,000 in the 1996 period due to a reduction in warehouse space and related costs.

     Gain on sale of securities of $170, 000 in 1997 represents the gain from the sale of 16,000 shares of Unapix common stock and 50,000 shares of Intersystems common stock issued at market to Intersystems in partial payment of advances payable. In 1996, $106,000 of gain on sale of securities represents gains on the sale of 65,500 shares on Intersystem common stock. The additional gain of $79,000 is from the sale of 10,720 shares of Professional Financial Services, Inc., 4,783 shares of Unapix Entertainment, inc., 14,350 shares of Intersystems and 86,098 warrants, which expire in 2006, to purchase a like number of shares of Helm common stock at $1.25 per share, all at market value, to an officer of the Company in exchange for $91,250 principal amount of 8% debentures and accrued interest thereon of $16,203.

     Discontinued operations of affiliate in 1996 is the Company's share of the discontinued operations of a subsidiary of Intersystems, Inc. as indicated in note 4 to the financial statements.

SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

     Revenue decreased by $601,000 (6%) to $9,276,000 in the 1997 period compared to $9,877,000 in the 1996 period primarily due to a decrease in packaging volume at Interpak.

     Operating expenses decreased $400,000 (5%) to $7,037,000 in the 1997 period compared to $7,437,000 in the 1996 period due to the reduction in packaging volume and a reduction in warehouse space and related costs.

     The gains from sales of securities in 1997 of $478,000 included the gain from the second quarter described above and a gain from the sale of 71,200 shares of Unapix common stock in the first quarter of 1997.

     Gain on sales of securities in 1996 includes the gain described in the second quarter above and a gain on the sale of 15,900 shares of Intersystem common stock and 2,000 shares of Unapix common stock in the first quarter of 1996.

     The provision for settlement of litigation of $275, 000 in 1996 is for the settlement of all claims related to a lawsuit against the Company and Interpak.

Impact of Inflation

     Inflation has not had a significant impact on the Company's operations.

Liquidity and Capital Resources


     Operating activities for the six months ended June 30, 1997 provided cash of $27,000; $474,000 was provided by proceeds from sale of securities; $482,00 was used for repayments of notes payable and $68,000 was used for purchase of fixed assets, which resulted in a decrease in cash of $49,000.


     At June 30, 1997, the Company had a working capital deficit of $3, 805, 000, which included $2, 881, 000 for Interpak. On July 31, 1997, the Company received cash of $1,950,000 for the sale of Interpak Terminals with an additional $250,000 placed in escrow to be released over a three year period. On a proforma basis, after giving effect to the sale of Interpak Terminals, working capital amounted to $947,000.


     Future liquidity sources for the parent company will consist of reimbursement of general and administrative expenses from subsidiaries and affiliates, and possible sales of investment securities. On a longer term basis, the Company maybe required to seek additional liquidity through debt and equity offerings of the Company and/or its subsidiaries or affiliates.

                                     PART II


ITEM 5.    OTHER INFORMATION



     On July 31, 1997, the Company's subsidiary, Interpak Holdings, Inc., a Delaware corporation, completed the sale of all of the capital stock of its subsidiaries, Interpak Terminals, Inc., a Delaware corporation doing business in New Jersey, and Interpak Terminals, Inc., a Texas corporation doing business in Houston, to Katoen Natie U.S.A., Inc., a domestic subsidiary of a privately-held Belgium corporation, for a $2.2 million cash purchase price.


     Interpak is a provider of custom packaging and distribution services to manufacturers of thermoplastic resins. For the years ended December 31, 1996 and 1995, Interpak had revenues of $18,065,361 and $15,066,502, respectively. On a consolidated basis, Interpak's revenues constitute substantially all of the revenues reported by Helm, and Interpak's assets constitute a significant percentage of Helm's assets.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                                        HELM RESOURCES, INC.





August 18, 1997                         /s/ Daniel T. Murphy
                                        ---------------------
                                        Daniel T. Murphy
                                        Executive Vice President
                                        Chief Accounting and
                                        Financial Officer