Form 10QSB
period 1997-09-30
HELM RESOURCES INC/DE/
filed 1997-11-14
CIK 351685

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                          COMMISSION FILE NUMBER 1-8292

                            HELM CAPITAL GROUP, INC.
                         (FORMERLY HELM RESOURCES, INC.)
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

                                 YES X       NO

As of November 12, 1997 there were 2,791,389 shares of the Company's common stock, par value $.01 per share, outstanding.

                          PART I- FINANCIAL INFORMATION
                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997

                                 (IN THOUSANDS)
                                   (UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                 $1,716
Prepaid expenses                              12
                                          ------

         TOTAL CURRENT ASSETS              1,728

INVESTMENTS IN  AFFILIATES                   740

OTHER ASSETS                                  53

CASH HELD IN ESCROW, LESS RESERVE            125
                                          ------
                                          $2,646
                                          ======

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997

                                 (IN THOUSANDS)
                                   (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)

CURRENT  LIABILITIES:
Notes payable to affiliates                        $   110
Accrued interest                                       323
Accrued expenses                                       544
                                                   -------

     TOTAL CURRENT LIABILITIES                         977

SUBORDINATED DEBENTURES                              2,969

ACCRUED EXPENSES PAYABLE IN COMMON STOCK               563

OTHER LIABILITIES                                      362

     TOTAL LIABILITIES                               4,871

SHAREHOLDERS  DEFICIENCY (NOTE 4)                   (2,225)
                                                   -------
                                                   $ 2,646
                                                   =======

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     Three Months Ended
                                                     September 30, 1997
                                                 ------------------------
                                                   1997             1996
                                                 -------          -------

REVENUES                                         $ 1,363          $ 4,119
                                                 -------          -------

COSTS, EXPENSES AND OTHER:
     Operating expenses                            1,295            3,316
     Selling, general and administrative
                   expenses                          419            1,056
     Gain on sale of securities                      (37)            (192)
     Gain on sale of Interpak                     (2,324)              --
     Equity in net (earnings) of
           affiliates                                (51)             (30)
     Increase in underlying equity
           of Intersystems, Inc.                    (501)             (18)
     Interest and debt expense                       135              249
     Non recurring warehouse
       reorganization expense                         --              254

     TOTAL COSTS, EXPENSES AND OTHER              (1,064)           4,635
                                                 -------          -------

 NET INCOME(LOSS)                                $ 2,427          $  (516)
                                                 =======          =======

Earnings(loss) Per Share
     Primary                                     $   .92          $  (.23)
                                                 =======          =======
     Fully Diluted                                   .58               --
                                                 =======          =======

Average common shares outstanding
     Primary                                       2,592            2,459
                                                 =======          =======
     Fully Diluted                                 4,211               --
                                                 =======          =======

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                     Nine Months Ended
                                                     September 30,1997
                                                     -----------------

                                                   1997             1996
                                                   ----             -----
REVENUES                                         $ 10,638          $ 13,996
                                                 --------          --------

COSTS, EXPENSES, AND OTHER:
   Operating Expenses                               8,330            10,753
   Selling, general and
       administrative expenses                      2,449             3,116
   Gain on sale of securities                        (515)             (418)
   Gain on sale of Interpak                        (2,324)               --
   Equity in net (earnings) losses
       of affiliates                                 (107)              (22)
   Increase in underlying equity of
       Intersystems, Inc.                            (501)              (60)
   Interest  and debt expense                         568               675
   Provision for settlement of
       litigation                                      --               275
   Non recurrring warehouse
     reorganization expense                            --               254
                                                 --------          --------

     TOTAL COSTS, EXPENSES AND OTHER                7,900            14,573
                                                 --------          --------

INCOME (LOSS) FROM CONTINUING OPERATIONS            2,738              (577)

DISCONTINUED OPERATIONS OF AFFILIATE                   --              (168)
                                                 --------          --------

NET INCOME (LOSS)                                $  2,738          $   (745)
                                                 ========          ========

Primary Earnings Per Share:
  Continuing operations                          $   1.04          $   (.28)
  Discontinued operations                              --              (.07)
                                                 --------          --------
                                                 $   1.04          $   (.35)
                                                 ========          ========
Fully Diluted Earnings Per Share                 $    .66                --
                                                 ========          ========

Average common shares outstanding
   Primary                                          2,541             2,453
                                                 ========          ========
   Fully Diluted                                    4,160                --
                                                 ========          ========

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                        Nine Months Ended
                                                        September 30, 1997
                                                        ------------------
                                                       1997           1996
                                                      -------          -----
Net cash provided by (used in )
   operating activities                               $  (424)         $ 343
                                                      -------          -----

Cash flows from investing activities:
     Proceeds from sale of Interpak Terminals           1,950             --
     Decrease in investments
         in and due from affiliates                        --            227
     Proceeds from sales of securities                    411             85
     Additions to property, plant and
         equipment                                         --           (480)
                                                      -------          -----
                                                        2,361           (168)
                                                      -------          -----

Cash flows from financing activities:
     Increase in due to affiliate                          --            406
     (Decrease) in notes payable
         and long-term debt                              (282)          (951)
                                                      -------          -----
                                                         (282)          (545)
                                                      -------          -----
NET INCREASE(DECREASE) IN CASH                          1,655           (370)

CASH BEGINNING OF PERIOD                                   61            434
                                                      -------          -----

CASH END OF PERIOD                                    $ 1,716          $  64
                                                      =======          =====

Cash paid during the period for:
   Interest                                           $   128          $ 305
   Taxes                                                   --              2

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

Note 1. Management believes the accompanying unaudited condensed consolidated financial statements of Helm Capital Group, Inc. and subsidiaries (the Company ) include all adjustments (consisting of only normal recurring accruals) required to present fairly the financial statements for the periods presented. The results of operations for any interim period are not necessarily indicative of the annual results of operations.

Note 2. Primary earnings per share is computed by dividing earnings, after deducting the preferred stock dividend requirements of $31,600 and $94,800 in the three month and nine month periods, by the average common shares outstanding during each period. Fully diluted earnings per share for 1997 assumes conversion of series A and B 8% cumulative convertible preferred stock after adding back the preferred dividend requirements.

Note 3.  Summarized Financial Data (in thousands):

Intersystems, Inc.                            Three Months Ended
(19% owned in 1997 and 24% in 1996)           September 30, 1997

                                             1997           1996
                                            ------         ------
REVENUES                                    $8,095         $5,855
                                            ------         ------

Operating expenses                           5,676          4,229
Selling, general and administrative
    expenses                                 1,746          1,394
Interest expense (net)                         352            166
                                            ------         ------

TOTAL COST AND EXPENSES                      7,774          5,789
                                            ------         ------

NET INCOME                                  $  321         $   66
                                            ======         ======

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997


                                                    Nine Months Ended
                                                    September 30, 1997
                                                    ------------------
                                                   1997            1996
                                                 -------         --------
REVENUES                                         $21,060         $ 14,826
                                                 -------         --------

Operating expenses                                14,177           10,453
Selling, general and administrative
   expenses                                        5,027            3,980
Settlement of note receivable-sale
   of trading business                                --               48
Interest expense (net)                             1,211              469
                                                 -------         --------

     TOTAL COST AND EXPENSES                      20,415           14,950
                                                 -------         --------

INCOME (LOSS) FROM CONTINUING OPERATIONS             645             (124)

DISCONTINUED OPERATIONS                               --             (730)
                                                 -------         --------

NET INCOME  (LOSS)                               $   645         $   (854)
                                                 =======         ========

Note 4.        Stockholders  Equity (in thousands)

                                                                    Common Stock            Additional
                                         Preferred Stock          $ .01 par value              Paid
                                       Shares      Amount        Shares       Amount        in capital
                                       ------      ------        ------       ------        ----------
Balance
Jan. 1, 1997                            37          $--          2,501         $  25          $19,852

Preferred
stock received
from officers
in connection
with retirement
of debt                                 (6)          --                                          (322)

Common stock
issued                                  --           --            232             2              148
                                       ---          ---         ------         -----          -------

Balance
September 30, 1997                      31          $--          2,733         $  27          $19,678
                                       ---          ---         ------         -----          -------

                        Unrealized gain     Retained
                        on available for    Earnings       Treasury
                        sale securities     (Deficit)        Stock          Total
                        ---------------     ---------        -----          -----
Balance
January 1, 1997              $ 315          $(24,639)         $(29)         $(4,476)

Preferred
stock received
from officers
in connection
with retirement
of debt                         --                --            --             (322)

Common stock
issued                          --                --            --              150

Change in unrealized
gain on available
for sale securities           (315)               --            --             (315)

Net income                      --             2,738            --            2,738
                             -----          --------          ----          -------

Balance
September 30, 1997           $  --          $(21,901)         $(29)         $(2,225)
                             -----          --------          ----          -------

Note 5.

     On July 31, 1997, the Company's subsidiary, Interpak Holdings, Inc., sold its Interpak Terminals units, located in Houston, Texas and Edison, New Jersey to Katoen Natie N.V., a privately-held Belgium corporation, for a cash purchase price of $2.2 million of which $250,000 is held in escrow until July 31, 2000.

     Interpak had sales of $1,363,000 for the month ended July 31, 1997; $4,034,0000 for the quarter ended September 30, 1996; $10,608,000 for the seven months ended July 31, 1997 and $13,842,000 for the nine months ended September 30, 1996.


Summarized Financial Data (in thousands):

Interpak, Inc.

                                                                Three
                                                Month           Months
                                                Ended           Ended
                                               July 31,      September 30,

                                                1997             1996
                                               -------          -------
REVENUES                                       $ 1,363          $ 4,097
                                               -------          -------

Operating expenses                               1,295            3,062
Selling, general and administrative
    expenses                                       123              959
Equity in affiliates                                (8)              --
Non recurring warehouse reorganization
    expense                                         --              254
Interest expense                                    41              132
                                               -------          -------

TOTAL COST AND EXPENSES                          1,451            4,407
                                               -------          -------

NET INCOME (LOSS)                              $   (88)         $  (310)
                                               =======          =======

Summarized Financial Data (in thousands):

Interpak, Inc.

                                                 Seven            Nine
                                                 Months           Months
                                                 Ended            Ended
                                                July 31,       September 30,

                                                 1997              1996
                                               --------          --------
REVENUES                                       $ 10,608          $ 13,904
                                               --------          --------

Operating expenses                                8,330            10,885
Selling, general and administrative
   expenses                                       1,947             2,709
Equity in affiliates                                (58)              (66)
Expense related to settlement of
  lawsuit                                            --               254
Non recurring warehouse reorganization
  expense                                            --               250
Interest expense (net)                              294               345
                                               --------          --------

TOTAL COST AND EXPENSES                          10,513            14,377
                                               --------          --------

NET INCOME (LOSS)                              $    (95)         $   (473)
                                               ========          ========

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

     During the nine months ended September 30, 1996, the Company sold 65,000 shares of Intersysytems common stock at a gain of $106,000 and had an additional gain of $79,000 from the sales of 17,152 common shares of Professional Financial Services, Inc. , 4,783 common shares of Unapix Entertainment, Inc., 14,350 common shares of Intersystems and 86,098 warrants, which expire in 2006, to purchase a like number of shares of Helm common stock at $1.25 per share, all at market value to another officer of the company in exchange for $91,250 principal amount of 8% debentures and accrued interest thereon of $16,203.

     During the three months ended September 30, 1997, The Company sold 8,200 shares of Unapix common stock at a gain of $37,000.

     During the nine months ended September 30, 1997, the Company sold 79,400 shares of Unapix common stock at a gain of $415,000 and 70,060 shares of Intersystems common stock issued at market to Intersystems in partial payment of advances at a gain of $100,000.



Note 7.

      On October 30, 1997 the Company commenced an exchange offer to exchange its outstanding 12% debentures, $1,650,000 principal amount outstanding, for 9 1/2% senior convertible notes due December 31, 2001 of Mezzanine Financial Corp. (Mezzanine), a newly formed wholly owned subsidiary of Helm. Mezzanine was created to engage in the business of providing capital in high yield debt situations of mid-market companies and to provide asset-based lending directly to or in participation with other commercial lenders. One-half of the new notes will be convertible into shares of Helm common stock, at $1.25 per share, and one-half into shares of Intersystem, Inc. common stock owned by Helm, at $2.75 per share.


Item 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

     Net income for the three months ended September 30, 1997 was $2,427,000 compared to a loss of $516,000 for the similar period in 1996. The net change of $2,943,000 is primarily attributable to two factors-a gain on the sale of the Interpak Terminals operations of $2,324,00 and $501,000 representing the Company's share of the increase in the underlying equity of Intersystems, Inc. The decreases in sales, operating expenses, general and administrative expenses, interest and warehouse reorganization expense relates to Interpak Terminals which is included in the 1997 period through July 31(date of sale) as compared to the full quarter for the 1996 period (see note 5).

NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

     Income from continuing operations for the nine months ended September 30, 1997 was $2,738,000 compared to a loss of $577,000 for the nine month period of 1996 or a net change of $3,315,000. The net change is attributable to a gain on the sale of Interpak Terminals of $2,324,000, $501,000 representing the Company's share of the increase in the underlying equity of Intersystems, Inc. and a net change in the income of Interpak terminals of $568,000. The decreases in sales, operating expenses, general and administrative expenses, interest, provision for settlement of liquidation and warehouse reorganization expense relates to Interpak Terminals which is included for seven months in the 1997 period and for nine months in the 1996 period (see note 5).

Impact of Inflation

     Inflation has not had a significant impact on the Company s operations.

Liquidity and Capital Resources

     Operating activities used cash of $424,000. The sale of Interpak provided $1,950,000, 411,000 was received from sales of securities and $282,000 was used to repay debt all of which provided a net increase in cash of $1,655,000.

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





                                        HELM CAPITAL GROUP , INC.






November 14, 1997                        /s/ Daniel T. Murphy
                                        ---------------------

                                        Daniel T. Murphy
                                        Executive Vice President
                                        Chief Accounting and
                                        Financial Officer