Form 10QSB/A
period 1997-09-30
HELM CAPITAL GROUP INC
filed 1998-04-15
CIK 351685

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-QSB/A-1

            QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                          COMMISSION FILE NUMBER 1-8292

                            HELM CAPITAL GROUP, INC.
                         (FORMERLY HELM RESOURCES, INC.)

              (Exact name of registrant as specified in character)


           Delaware                                         59-0786066
           --------                                         ----------
(State of other jurisdiction of                           (IRS Employer
 incorporation or organization)                        Identification number)

                               537 Steamboat Road
                               Greenwich, CT 06830
                    (Address of principal executive offices)

                                  203-629-1400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                YES   /X/      NO / /

As of November 12, 1997 there were 2,791,389 shares of the Company's common stock, par value $.01 per share, outstanding.

                                EXPLANATORY NOTE



Helm Capital Group, Inc. is amending its Form 10-QSB for the period ended September 30, 1997 to present Interpak Terminals as a discontinued operation. In its previous filing, the Company, upon the advice of its independent auditors, included the sale of Interpak Terminals as a normal operating item.

                         PART I - FINANCIAL INFORMATION
                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997

                                 (IN THOUSANDS)
                                   (UNAUDITED)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                            $   1,716
Prepaid expenses                                                            12
                                                                     ---------

   TOTAL CURRENT ASSETS                                                  1,728

INVESTMENTS IN AFFILIATES                                                  740

OTHER ASSETS                                                                53

CASH HELD IN ESCROW, LESS RESERVE                                          125
                                                                     ---------
                                                                     $   2,646
                                                                     =========

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997

                                 (IN THOUSANDS)
                                   (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)

CURRENT LIABILITIES:
Notes payable to affiliates                                          $     110
Accrued interest                                                           323
Accrued expenses                                                           544
                                                                     ---------

   TOTAL CURRENT LIABILITIES                                               977

SUBORDINATED DEBENTURES                                                  2,969

ACCRUED EXPENSES PAYABLE IN COMMON STOCK                                   563

OTHER LIABILITIES                                                          362

   TOTAL LIABILITIES                                                     4,871

SHAREHOLDERS DEFICIENCY (NOTE 4)                                        (2,225)
                                                                     ---------

                                                                     $   2,646
                                                                     =========

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                          Three Months Ended
                                                             September 30,
                                                         ---------------------
                                                            1997        1996
                                                         ---------   ---------
REVENUES                                                 $       -   $      22
                                                         =========   =========

COSTS, EXPENSES AND OTHER
   Selling, general and administrative expenses                296          97
   Gain on sale of securities                                  (37)       (192)
   Equity in net (earnings) of affiliates                      (43)        (30)
   Increase in underlying equity of Intersystems, Inc.        (501)        (18)
   Interest and debt expense                                    94         117
                                                         ---------   ---------

      TOTAL COSTS, EXPENSES AND OTHER                         (191)        (26)
                                                         ---------   ---------

INCOME FROM CONTINUING OPERATIONS                              191          48

DISCONTINUED OPERATIONS
   Income (loss) from operations of Interpak                   (88)       (564)
   Gain on disposal of Interpak, net of income
      taxes of $65                                           2,324           -
                                                         ---------   ---------
                                                             2,236        (564)
                                                         =========   =========

NET INCOME (LOSS)                                        $   2,427   $    (516)
                                                         =========   =========

Primary Earnings Per Share:
   Continuing Operations                                 $     .06   $       -
   Discontinued Operations                                     .86        .(23)
                                                         ---------   ---------
                                                         $     .92   $    .(23)
                                                         =========   =========

Fully Diluted Earnings Per Share:
   Continuing Operations                                 $     .05   $       -
   Discontinued Operations                                     .55           -
                                                         ---------   ---------
                                                         $     .60   $       -
                                                         =========   =========

Average Common Shares Outstanding:

   Primary                                                   2,592       2,459
                                                         =========   =========
   Fully Diluted                                             4,211           -
                                                         =========   =========

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           Nine Months Ended
                                                              September 30,
                                                         ---------------------
                                                           1997        1996
                                                         ---------   ---------

REVENUES                                                 $      30   $      92
                                                         =========   =========

COSTS, EXPENSES AND OTHER
   Selling, general and administrative expenses                502         366
   Gain on sale of securities                                 (515)       (418)
   Equity in net (earnings) of affiliates                      (49)        (22)
   Increase in underlying equity of Intersystems, Inc.        (501)        (60)
   Interest and debt expense                                   274         330
                                                         ---------   ---------

      TOTAL COSTS, EXPENSES AND OTHER                         (289)       (196)
                                                         ---------   ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS                       319        (104)

DISCONTINUED OPERATIONS
   Equity portion of investment gain (loss) on
      discontinued operations                                    -        (168)
   Income (loss) from operations of Interpak                    95        (473)
   Gain on disposal of Interpak, net of income
      taxes of $65                                           2,324           -
                                                         ---------   ---------
                                                             2,419        (641)
                                                         =========   =========

NET INCOME (LOSS)                                        $   2,738   $    (745)
                                                         =========   =========

Primary Earnings Per Share:
   Continuing Operations                                 $     .09   $    (.28)
   Discontinued Operations                                     .95        (.07)
                                                         ---------   ---------
                                                         $    1.04   $    (.35)
                                                         =========   =========

Fully Diluted Earnings Per Share:
   Continuing Operations                                 $     .08   $       -
   Discontinued operations                                     .58           -
                                                         ---------   ---------
                                                         $     .66   $       -
                                                         =========   =========

Average Common Shares Outstanding:
   Primary                                                   2,541       2,453
                                                         =========   =========
   Fully diluted                                             4,160           -
                                                         =========   =========

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           Nine Months Ended
                                                             September 30,
                                                         ---------------------
                                                           1997        1996
                                                         ---------   ---------

Net cash provided by (used in) operating activities      $    (424)  $     343
                                                         =========   =========

Cash flows from investing activities:
   Proceeds from sale of Interpak Terminals                  1,950           -
   Decrease in investments in and due from
      affiliates                                                 -         227
   Proceeds from sales of securities                           411          85
   Additions to property, plant and equipment                    -        (480)
                                                         ---------   ---------

                                                             2,361        (168)
                                                         ---------   ---------
Cash flows from financing activities:
   Increase in due to affiliate                                  -         406
   (Decrease) in notes payable and long-term debt             (282)       (951)
                                                         ---------   ---------
                                                              (282)       (545)
                                                         ---------   ---------
NET INCREASE (DECREASE) IN CASH                              1,655        (370)

CASH BEGINNING OF PERIOD                                        61         434
                                                         ---------   ---------

CASH END OF PERIOD                                       $   1,716   $      64
                                                         =========   =========

Cash paid during the period for:
   Interest                                              $     128   $     305
   Taxes                                                         -           2

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

Note 3.  Summarized Financial Data (in thousands):

Intersystems, Inc.
------------------                                        Three Months Ended
(19% owned in 1997 and 24% in 1996)                          September 30,
                                                         ---------------------

                                                           1997        1996
                                                         ---------   ---------

REVENUES                                                 $   8,095   $   5,855
                                                         =========   =========


Operating expenses                                           5,676       4,229
Selling, general and administrative expenses                 1,746       1,394
Interest expense (net)                                         352         166
                                                         ---------   ---------

TOTAL COST AND EXPENSES                                      7,774       5,789
                                                         ---------   ---------

NET INCOME                                               $     321   $      66
                                                         =========   =========

                     HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                SEPTEMBER 30, 1997


                                                            Nine Months Ended
                                                              September 30,
                                                         ---------------------
                                                           1997        1996
                                                         ---------   ---------

REVENUES                                                 $  21,060   $  14,826
                                                         =========   =========

Operating expenses                                          14,177      10,453
Selling, general and administrative expenses                 5,027       3,980
Settlement of note receivable - sale of
   trading business                                              -          48
Interest expense (net)                                       1,211         469
                                                         ---------   ---------

   TOTAL COST AND EXPENSES                                  20,415      14,950
                                                         ---------   ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS                       645        (124)

DISCONTINUED OPERATIONS                                          -        (730)
                                                         ---------   ---------

NET INCOME (LOSS)                                        $     645   $    (854)
                                                         =========   =========

                     HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Stockholders Equity (in thousands)

                                                            Common Stock         Additional
                                Preferred Stock           $.01 par value            Paid-in
                               Shares     Amount        Shares       Amount         capital
                               ------     ------        ------       ------      ----------
Balance January 1, 1997          37       $    -         2,501        $  25        $ 19,852

Preferred stock received
  from officers in
  connection with retire-
  ment of debt                   (6)           -                                       (322)

Common stock issued               -            -           232            2             148
                               ----       ------         -----        -----        --------

Balance September 30, 1997       31       $    -         2,733        $  27        $ 19,678
                               ====       ======         =====        =====        ========

                              Unrealized gain      Retained
                             on available for      Earnings      Treasury
                              sale securities      (Deficit)        Stock         Total
                             ----------------    -----------    ---------     ---------
Balance January 1, 1997            $ 315         $  (24,639)    $     (29)    $  (4,476)

Preferred stock received
  from officers in con-
  nection with retirement
  of debt                              -                  -             -          (322)

Common stock issued                    -                  -             -           150

Change in unrealized gain
  on available for sale
  securities                        (315)                 -             -          (315)

Net income                             -              2,738             -         2,738
                                   -----         ----------     ---------     ---------

Balance September 30, 1997         $   -         $  (21,901)    $     (29)    $  (2,225)
                                   =====         ==========     =========     =========

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 5. On July 31, 1997, the Company's subsidiary, Interpak Holdings, Inc., sold its Interpak Terminals units, located in Houston, Texas and Edison, New Jersey to Katoen Natie N.V., a privately-held Belgium corporation, for a cash purchase price of $2.2 million of which $250,000 is held in escrow until July 31, 2000.


Summarized Financial Data (in thousands)

Interpak, Inc.

                                                                         Three
                                                     Month Ended  Months Ended
                                                        July 31,  September 30,
                                                            1997          1996
                                                      ----------     ---------

REVENUES                                              $    1,363     $   4,097

TOTAL COST AND EXPENSES                                    1,451         4,661
                                                      ----------     ---------

NET INCOME (LOSS)                                     $      (88)    $    (564)
                                                      ==========     =========

                                                    Seven Months    Nine Months
                                                           Ended          Ended
                                                        July 31,  September 30,
                                                            1997           1996
                                                      ----------      ---------

REVENUES                                              $   10,608      $  13,904

TOTAL COST AND EXPENSES                                   10,513         14,377
                                                      ----------      ---------

NET INCOME (LOSS)                                     $       95      $    (473)
                                                      ==========      =========

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



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

         During the nine months ended September 30, 1996, the Company sold 65,000 shares of Intersystems common stock at a gain of 4106,000 and had an additional gain of $79,000 from the sales of 17,152 common shares of Professional Financial Services, Inc., 4,783 common shares of Unapix Entertainment, Inc., 14,350 common shares of Intersystems and 86,098 warrants, which expire in 2006, to purchase a like number of shares of Helm common stock at $1.25 per share, all at a market value to another officer of the Company in exchange for $91,250 principal amount of 8% debentures and accrued interest thereon of $16,203.

         During the three months ended September 39, 1997, the Company sold 8,200 shares of Unapix common stock at a gain of $37,000.

         During the nine months ended September 30, 1997, the Company sold 79,400 shares of Unapix common stock at a gain of $415,000 and 70,060 shares of Intersystems common stock issued at market to Intersystems in partial payment of advances at a gain of $100,000.

Note 7. On October 30, 1997 the Company commenced an exchange offer to exchange its outstanding 12% debentures, $1,650,000 principal amount outstanding, for 9-1/2% senior convertible notes due December 31, 2001 of Mezzanine Financial Corp. (Mezzanine), a newly formed wholly-owned subsidiary of Helm. Mezzanine was created to engage in the business of providing capital in high yield debt situations of mid-market companies and to provide asset-based lending directly to or in participation with other commercial lenders. One-half of the new notes will be convertible into shares of Helm common stock, at $1.25 per share, and one-half into shares of Intersystems, Inc. common stock owned by Helm, at $2.75 per share.

                     HELM CAPITAL GROUP, INC. AND SUBSIDIARIES





Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

      Net income for the three months ended September 30, 1997 was $2,427,000 compared to a loss of $516,000 for the similar period in 1996. The net change of $2,943,000 is primarily attributable to two factors - a gain on the sale of the Interpak Terminals operations of $2,324,000 and $501,000 representing the Company's share of the increase in the underlying equity of Intersystems, Inc.

NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

      Income from continuing operations for the nine months ended September 30, 1997 was $319,000 compared to a loss of $104,000 for the nine month period of 1996 or a net change of $423,000 which is primarily attributable to the Company's share of the increase in the underlying equity of Intersystems, Inc. Discontinued operations had income of $2,419,000 in the 1997 period and a loss of $641,000 in the 1996 period, the primary difference being a gain of $2,324,000 on the sale of Interpak Terminals. Interpak had operating income of $95,000 in 1997 through July 31, the date of sale and an operating loss of $473,000 for the nine months ended September 30, 1996.

Impact of Inflation

      Inflation has not had a significant impact on the Company's operations.

Liquidity and Capital Resources

      Operating activities used cash of $424,000. The sale of Interpak provided $1,950,000,$411,000 was received from sales of securities and $282,000 was used to repay debt all of which provided a net increase in cash of $1,655,000.

      Future liquidity sources for the parent company will consist of reimbursement of general and administrative expenses from subsidiaries and affiliates, and possible sales of investment securities. On a longer term basis, the Company maybe required to seek additional liquidity through debt and equity offerings of the Company and/or its subsidiaries or affiliates.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES



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

                                         HELM CAPITAL GROUP, INC.




April 13, 1998                           /s/ Daniel T. Murphy
                                         --------------------------------------
                                         Daniel T. Murphy
                                         Executive Vice President
                                         Chief Accounting and Financial Officer