Form 10KSB
period 1997-12-31
HELM CAPITAL GROUP INC
filed 1998-04-15
CIK 351685

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 1997 [FEE REQUIRED]
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934    [No Fee Required]    For the transition period __________________
to  ____________________.

Commission File No. 1-8292

                            HELM CAPITAL GROUP, INC.
                         (FORMERLY HELM RESOURCES, INC.)
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

Check whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.    Yes [X]   No
                ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

The issuer's revenues for the year ended December 31, 1997 were $40,000. The aggregate market value of the voting stock held by non-affiliates of the issuer is approximately $3,018,642 based upon the closing price of the issuer's common stock, $.01 par value, as reported by the American Stock Exchange on March 31, 1998, which was $1.125.

The number of shares of the registrant's Common Stock, $.01 par value, outstanding on March 31, 1998: 3,743,937.

Documents incorporated by reference:  NONE

Transitional Small Business Format: Yes ____ No X

                                     PART I

ITEM 1. BUSINESS

                                  INTRODUCTION

         HELM CAPITAL GROUP, INC. (the "Company") provides financial services and management assistance to small and mid-market companies and, in recent years, has developed and oversees the management of various business enterprises. Currently, the Company, through a wholly-owned subsidiary, two affiliated companies and an investment, is engaged in several business activities.

         Through a newly formed wholly owned subsidiary, MEZZANINE FINANCIAL CORP. ("Mezzanine"), a Delaware corporation, the Company is engaged in the business of making collateralized loans to small businesses.

         In addition, a 15.5% owned affiliate and a public company, INTERSYSTEMS, INC. (together with its wholly-owned subsidiaries, hereinafter "ISI"), designs, manufactures, sells and leases various agricultural and industrial products primarily used in handling, cleaning and weighing of grain products and for sampling the quality and grade of various industrial and agricultural products through a subsidiary, INTERSYSTEMS, INC., A NEBRASKA CORPORATION, and provides custom resin compounding services for thermoplastic resin producers through a subsidiary, CHEMTRUSION, INC.

         Finally, through a 19.4% ownership in CORE CAPITAL, INC. ("CCI") (formerly known as Professionals' Financial Services, Inc.), a privately held Delaware corporation, and its two wholly owned subsidiaries, MEDIFIN, INC. AND PROFESSIONAL FACTORS, INC., based in Red Bank, New Jersey, the Company is engaged in the business of providing credit and related services through the purchase of accounts receivables of health care and other commercial enterprises.

         The Company maintains a $200,000 limited partnership interest IN THE MEZZANINE FINANCIAL FUND, L.P., a Delaware limited partnership which makes collateralized loans to companies in a manner similar to Mezzanine Financial Corp.

                               RECENT DEVELOPMENTS

         On July 31, 1997, the Company's subsidiary, Interpak Holdings, Inc., a Delaware corporation, completed the sale of all of the capital stock of its subsidiaries, Interpak Terminals, Inc., a Delaware corporation doing business in New Jersey, and Interpak Terminals, Inc., a Texas corporation doing business in Houston, to Katoen Natie U.S.A., Inc., a domestic subsidiary of a privately-held Belgium corporation, for a $2.2 million cash purchase price. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

              Interpak is a provider of custom packaging and distribution services to manufacturers of thermoplastic resins. For the seven months ended July 31, 1997 and for the twelve months ended December 31, 1996, Interpak had revenues of $10,608,000 and $18,065,000, respectively.

TELETRAK ADVANCED TECHNOLOGY SYSTEMS, INC.

             The Company and its majority owned subsidiary, Teletrak Advanced Technology Systems, Inc. (OTC Bulletin Board:TATS), which has been inactive since 1993, has signed a letter of intent to combine Teletrak with Advanced Environmental Systems, Inc. ("AES") of Webster, Massachusetts. Completion of the transaction is subject to negotiation and execution of a definitive merger agreement. No assurance can be given that the transaction will be completed.

             Under the transaction, AES will become a wholly owned subsidiary of Teletrak, and the existing AES stockholders will receive shares of Teletrak common stock in exchange for their AES stock. Immediately prior to the transaction, Teletrak will effect a reverse stock split and recapitalization, and change its name to Teletrak Environmental Systems, Inc., which will have approximately 7.5 million common shares outstanding immediately following the transaction.

             AES, a privately held company, specializes in the manufacture, distribution and licensing of industrial "mucking pumps" and related equipment. The design of these pumps, based upon jet pump technology, makes this equipment a highly effective portable tool for the removal of granular wet or dry materials (including sludge, scale and slurries) -- particularly for environmental cleanup of hazardous matter such as asbestos and lead. The motive power, compressed air or pressurized liquid, provides operating flexibility for hopper loading, vacuum cleaning and submersible application, as well as the ability to collect and transport materials over long distances. With no moving parts, the AES pump is designed to be virtually maintenance free and to require no skilled labor to operate.

             More than 1,000 pumps are in use today in a wide range of industries, including power plants, steel mills and foundries, oil refineries, chemical and petrochemical plants, food processing facilities, shipyards and marine vessel operators and water treatment plants. In 1997, AES had revenues of approximately $1,300,000 and a net loss for the year of approximately of $460,000.

             Teletrak has been an inactive public company for several years as management sought an appropriate merger partner. It has no employees or facilities. Helm, the holder of 61% of Teletrak's common stock, and management, have voted in favor of the transaction, the reverse stock split and recapitalization and the name change. After the merger, Helm will be a minority stockholder. Helm wrote off its investment in Teletrak prior to 1996.

                              RESULTS OF OPERATIONS

           The Company realized net income of $2,613,000 in 1997, of which $2,324,000 was attributable to a gain on the sale of Interpak. These results are compared to a loss of $1,138,000 in 1996, which was attributable in part to a loss of $409,000 relating to Interpak, as well as to the Company's $428,000 share in the loss from discontinued operations of ISI.

             The Company is a Delaware corporation with its principal offices at 537 Steamboat Road, Greenwich, Connecticut 06830. Its telephone number is (203) 629-1400. Following the sale of Interpak, the Company changed its name from Helm Resources, Inc. to Helm Capital Group, Inc. to reflect its new focus as a financial services company. Set forth below is a discussion of the principal subsidiary, affiliates and investment of Helm Capital Group, Inc.

MEZZANINE FINANCIAL CORP.

               With the completion of the sale of Interpak Terminals, Inc., historically the Company's principal operating subsidiary, the Company was positioned to bring its primary business activity into the financial services area. Over the past few years, the Company has developed a particular expertise and equity interests in two niche finance businesses -- The Mezzanine Financial Fund, L.P. (the "Fund") and Core Capital, Inc. Both experiences give management reason to believe the ground work has been established for the Company to become a successful operating financial services company. To that end, Mezzanine Financial Corp. ("Mezzanine") was organized in 1997 as a wholly owned subsidiary of the Company to provide capital in high yield "mezzanine" debt situations of small and mid-market companies and to provide asset-based lending directly to or in participation with other commercial lenders to such sector.

               The Company capitalized Mezzanine with $1,550,000 of cash proceeds from the sale of Interpak in exchange for the issuance by Mezzanine of a like principal amount of 9 1/2% Senior Convertible Notes due December 31, 2001 (the "Notes"). In an effort to reduce the Company's debt, the Notes were issued to the holders of the Company's 12% Subordinated Debentures due August 31, 1999 in exchange for the retirement of the Company's 12% Debentures pursuant to an exchange offer commenced by the Company in October 1997. One half of the outstanding principal amount of the Notes are convertible into shares of the Company's common stock at $1.25 per share, and one half of the outstanding principal amount of the Notes are convertible into shares of ISI common stock at $2.75 per share. The Company has listed and reserved for issuance 650,000 shares of its common stock and has reserved 295,000 shares of the Company's ISI common stock for issuance upon conversion of the Notes. As of March 16, 1998, Mezzanine had two loans outstanding in the aggregate amount of $850,000, one of which bears interest at the rate of 22% per annum and the other bearing interest at the rate of 15% per annum.

INTERSYSTEMS, INC.

GENERAL

            InterSystems, Inc. was originally organized under the laws of the state of Delaware in 1984. ISI's two principal lines of business today consist of the operations of its wholly-owned subsidiary, INTERSYSTEMS, INC., a Nebraska corporation ("InterSystems Nebraska"), which designs, manufactures and sells specialized materials handling equipment, and the custom resin compounding operations conducted by its wholly-owned subsidiary, CHEMTRUSION, INC. ("Chemtrusion"). For each of the two years ended December 31, 1997 and 1996, approximately 60% and 71%, respectively, of ISI's revenues were attributable to the business of InterSystems Nebraska and approximately 40% and 29%, respectively, of ISI's revenues were attributable to the business of Chemtrusion.

         ISI had revenues from continuing operations of $27,008,000, and $20,462,000, respectively, for the years ended December 31, 1997 and 1996. For the year ended December 31, 1997, ISI reported a profit from continuing operations of $419,000 and a net profit for the year of $569,000, as compared to a loss from continuing operations of ($399,000) and a net loss of ($2,319,000) for the year ended December 31, 1996. The net profit for the year ended December 31, 1997 included a $150,000 gain from discontinued operations due to the reversal of over-accruals arising from the 1996 disposal of ISI's Tropical Systems, Inc. subsidiary, as compared to a loss from discontinued operations of ($1,920,000) for the year ended December 31, 1996, of which ($1,440,000) was incurred on the disposal of Tropical.

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

                                  Manufacturing

                InterSystems Nebraska fabricates, welds and assembles raw material and other purchased components into its finished sampling and handling systems. InterSystems Nebraska's products are designed and manufactured at its two Omaha facilities with a combined area of 70,000 square feet, of which approximately 60,000 square feet are dedicated to manufacturing operations. The subsidiary utilizes advanced robotics, integrated software and automated production systems in its manufacturing processes, and has invested in a CNC turret punch, computerized machining and fabrication equipment and automatic welding equipment. In addition, engineering utilizes a Computer Aided Design
(CAD) system.

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

                                   Seasonality

         A substantial portion of InterSystems Nebraska's revenues are derived from the agricultural sector of the economy and, accordingly, are subject to seasonal fluctuations. InterSystems Nebraska's revenues generally are highest in the second and third quarter, although the company did receive a very large international order in late December 1997 from which no revenues were derived in 1997. See "Backlog." InterSystems Nebraska's success is, to some extent, dependent upon weather conditions affecting domestic grain production, conditions in the grain industry generally and the value of the United States dollar against foreign currency.

                                     Backlog

     InterSystems Nebraska had a sales backlog of approximately $7,200,000 at December 31, 1997, compared with $2,266,000 at December 3l, 1996. The backlog at December 31, 1997 was attributable in part to one large international order in the amount of $4,000,000. All orders at December 3l, l997 are believed to be firm and are expected to be filled by December 3l, l998.

                                    Customers

               During 1997, InterSystems Nebraska provided equipment to approximately 1,300 customers. No single customer has accounted for 10% or more of InterSystems Nebraska's total revenues during 1997 or 1996. InterSystems Nebraska does not believe that the loss of any single customer would have a material adverse effect on its business operations.

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

THE BUSINESS OF CHEMTRUSION

          Chemtrusion provides the value-added service of custom compounding thermoplastic resins for resin producers. Custom resin compounding involves the combining of a resin with various additives such as pigments, impact modifiers, mineral fillers or stabilizers to customize the product to a particular end use. The end use may require color, opaqueness, toughness, stiffness, flame or chemical retardance characteristics or other specified qualities not available in standard thermoplastic resins. These compounds are used extensively in consumer products, packaging materials, automotive parts, and in the electrical, agricultural and office equipment industries. A variety of compounds are manufactured by Chemtrusion, including mineral and glass filled polyolefins, specialty resin alloys and additive concentrates.

                             Compounding Operations

HOUSTON FACILITY: Chemtrusion provides custom compounding services using four twin screw extruders, various blenders and other equipment at its Houston facility. The Houston facility completed installation of its fourth twin screw extruder during November 1997. This new extrusion line offers the latest generation of compounding technology and provides manufacturing capacity for smaller volume products bringing the total annualized capacity of the facility to 46 million pounds. 1997 production was approximately 27,313,016 pounds, compared to approximately 23,820,635 pounds in 1996.

         In Chemtrusion's custom compounding operations, the customer supplies all or most of the raw materials including resins and other additives. Chemtrusion supplies the operating equipment and process technology to precisely melt mix or physically blend the various feedstock components into finished products. Chemtrusion consults with each customer regarding use of its process technology in order to achieve the optimal product performance of each formulation, particularly when the objective is support of the customer's research and development activities for new products. Once parameters are established, Chemtrusion's process technology is generally used to support commercial manufacturing of products.

MYTEX FACILITY: In January 1996, Chemtrusion entered into a Definitive Agreement for Compounding Services with Mytex Polymers ("Mytex"), a Delaware general partnership of affiliates of Mitsubishi Chemical America and Exxon Chemical Company, a division of Exxon Corporation.

         Pursuant to the Agreement, Chemtrusion acquired 16.4 acres of land in Jeffersonville, Indiana, on which it constructed and equipped in accordance with agreed upon plans and specifications a plastics compounding plant at a cost of $12.8 million. As designed, the plant contains four production lines with an annual capacity of 35 million pounds of product, and sufficient space to add several additional production lines, if desirable, at a future date. Mytex has the right to require Chemtrusion to undertake the expansion of the plant at any time, with adjustment in the management fee payable to Chemtrusion.

         Mytex guaranteed the initial construction financing which had been provided by a financial institution. The plant was completed in October 1996. In January 1997, Mytex provided $14,000,000 permanent financing for the facility.

         At the Mytex facility, Chemtrusion produces an array of polypropylene-based compounds for the exclusive benefit of Mytex using raw materials and specifications provided by Mytex. Chemtrusion is paid a monthly management fee for its operation of the plant, which covers most operating expenses of the plant and construction financing debt service, and which management currently expects to provide significant net profits to Chemtrusion.

         During June 1997, Chemtrusion and Mytex amended the Definitive Agreement to provide additional rail siding in support of both current and future bulk shipment requirements of the facility. Pursuant to the Agreement, Chemtrusion arranged for design and installation of the new facilities during 1997. Currently, the project is being funded by Mytex through interim short term financing. Mytex provided permanent financing of the new facilities under terms similar to those contained in the initial Agreement. In accordance with the terms of this amendment, no change was made to Chemtrusion's management fee in conjunction with these new facilities.

         Also during June 1997, Chemtrusion and Mytex further amended the Definitive Agreement to provide for design, installation and operation of a new production line. Pursuant to the Agreement, Chemtrusion is currently in the process of procuring equipment for the new line which is designed to significantly increase output from the facility. Under the terms of the Agreement, Mytex will again provide permanent financing of the new facilities under terms similar to those contained in the initial Agreement. In accordance with the terms of the Agreement, Chemtrusion will receive a management fee for its operation of the new facilities, which covers operating expenses of the new facilities and debt servicing. Management expects this fee to increase net profits to Chemtrusion beginning in June 1998.

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

                                    Customers

                  The customer base for Chemtrusion's compounding business consists primarily of resin producers, although end product distributors and independent consumers also represent a small portion of the company's customer base. During 1997, 97% of Chemtrusion's revenues were attributable to three customers: Mytex accounted for approximately 58% of total revenues and two other customers accounted for an aggregate of 39% of total revenues. Other than Mytex, Chemtrusion is not under long term contract with these customers, although it has done business with both customers for several years. The Company believes that the loss of any of these customers would have a material adverse effect on its business and revenues.

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

RESEARCH AND DEVELOPMENT

               During the two fiscal years ended December 31, 1997 and 1996, ISI spent minimal amounts on research and development activities.

ENVIRONMENTAL MATTERS

               ISI does not currently anticipate any material effect upon its capital expenditures, earnings or competitive position as a result of its compliance with Federal, state and local provisions which have been enacted or adopted relating to the protection of the environment.

CORE CAPITAL, INC.

               Since 1993, Core Capital, Inc. ("CCI"), formerly known as Professionals' Financial Services, Inc., a privately-held Delaware corporation based in Red Bank, New Jersey, has been engaged in the business of providing capital and other related services (billing, collections, data and collections monitoring) to small and mid-market business enterprises through the purchase of accounts receivable. Through its wholly-owned subsidiaries, MediFin, Inc. and Professional Factors, Inc., both of which share a processing center located in Tampa, Florida, CCI has been engaged in the business of providing factoring services to healthcare related and other business enterprises which need credit accommodations of between $50,000 and $700,000 and are unable to obtain traditional commercial bank financing.

               In providing its factoring services, CCI (through its operating subsidiaries) purchases accounts receivable from its customers at various discount rates. Additional charges are applied upon collection of receivables or the providing of other administrative functions. While CCI, through Medifin, initially extended factoring services primarily to companies in the healthcare field, it has diversified its client base and initiated factoring services to companies engaged in other business activities through Professional Factors.

               The Company presently owns 418,483 shares, representing approximately 19.4%, of the common stock of CCI. For the year ended December 31, 1997, CCI reported a loss from operations of approximately $1,053,000, as compared to a loss of approximately $425,000 for the year ended December 31, 1996.

                                   INVESTMENT

THE MEZZANINE FINANCIAL FUND, L.P.

               The Company presently holds a $200,000, or 6%, limited partnership interest in the Mezzanine Financial Fund, L.P., a Delaware limited partnership (the "Fund") formed to provide capital in high yield "mezzanine" debt situations of small and mid-market companies and to provide asset-based lending directly to or in participation with other commercial lenders. A total of $3,400,000 of limited partnership interests have been sold, including a $200,000 contribution from the Fund's general partner. In addition, the Fund received additional capital of $1,000,000 in the form of year to year notes that were issued by the Fund. As of March 1, 1998, the Fund had loans outstanding in the aggregate amount of approximately $4,367,000 to 9 entities. Through its first six years of operation, the Fund has been profitable each year.

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

               Pursuant to the terms of the limited partnership agreement under which the Fund was organized, the Fund will terminate on December 31, 1998, at which time limited partners will be entitled to a return of their investment upon liquidation of the outstanding loans.

                                    EMPLOYEES

THE COMPANY. The Company has 5 employees, 4 of whom serve in executive capacities and 1 who serves principally in an administrative capacity.

MEZZANINE FINANCIAL CORP., together with the Fund, currently employs 3 part-time persons, one of which serves in an executive capacity and 2 who serve principally in administrative capacities.

INTERSYSTEMS, INC. currently employs 280 persons, all of whom are full time employees, in executive, administrative and clerical, and production, engineering and laboratory personnel capacities, and 5 part-time persons in executive and administrative capacities who allocate their time between the Company and affiliated entities. None of ISI's employees are represented by a union.

CORE CAPITAL, INC., through its subsidiaries, currently employs 23 persons, 3 of whom serve in executive capacities, 3 who serve in managerial capacities and 17 who serve principally in administrative capacities.

        The Company believes its subsidiaries and affiliates have good relations with their employees.

ITEM 2.  PROPERTIES

THE COMPANY. The Company shares occupancy with three other corporations of 4,500 square feet of office space located at 537 Steamboat Road, Greenwich, Connecticut. The lease commenced in June 1995, and an option to extend the lease for an additional three years was exercised in January 1998 at a rental of $112,500 for the first year, $117,500 for the second year and $121,500 for the third year. The other corporations sharing this space are ISI and two other corporations as to which Messrs. Herbert Pearlman and David Lawi serve as directors and to which they devote some of their business time. The rent is apportioned among these three corporations.

INTERSYSTEMS NEBRASKA: InterSystems Nebraska owns a 40,000 square foot office and manufacturing facility in Omaha, Nebraska. The facility is subject to a mortgage with respect to a $656,000.00 term loan bearing interest at 8.82%. The loan matures in July 2002 and the balance due at maturity is $450,000.

InterSystems Nebraska leases a second facility comprising 30,000 square feet of additional manufacturing space in Omaha, for a total square footage under use of 70,000 square feet. The lease provides for an annual rental of approximately $100,000 per year and expires in November 2000.

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

MEZZANINE FINANCIAL CORP. AND CORE CAPITAL, INC.: Mezzanine, the Fund and Core Capital share a leased 2,000 square foot office in Red Bank, New Jersey. The lease, which expires in November 1998, provides for a monthly rental of $2,000, which is apportioned among the three entities. Core Capital's operating subsidiaries lease a 6,000 square foot processing center in Tampa, Florida. This lease expires in December 2000, and provides for a monthly rental of $7,000.

The Company believes that its properties and the properties of its subsidiaries are in good operating condition and adequate for it and their present levels of operation. The Company's affiliated companies have office and operating facilities that are adequate for their present operations. The Company does not deem any one of its affiliated company's facilities to be materially important to the Company.

ITEM 3.  LEGAL PROCEEDINGS

         The Company and its subsidiaries and its affiliates are parties to lawsuits arising out of the ordinary course of business, which, either individually or in the aggregate, are not material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On October 29, 1997, the Company held its 1997 Annual Meeting of Shareholders, at which the shareholders elected Herbert M. Pearlman, David S. Lawi, Walter M. Craig, Jr., William Lerner, Joseph J. Farley and John Stieglitz to serve as directors until the 1998 annual meeting of shareholders and until their successors are elected, and approved the adoption of an amendment to the Company's Certificate of Incorporation which changed the name of the Company from Helm Resources, Inc. to Helm Capital Group, Inc.

        The holders of record of 2,002,453 shares of common stock of the Company out of a total of 2,561,855 shares of common stock outstanding on the record date were present, in person or by proxy, at the annual meeting of shareholders.

        The holders of record of the respective number of shares of common stock of the Company set forth below voted for, or withheld authority for, the election of the following individuals as members of the board of directors:

                                            No. of                              No. of Votes
Name                                        Votes For                           Withheld
----                                        ---------                           --------
Herbert M. Pearlman                         1,957,664                           41,973
David S. Lawi                               1,959,096                           40,541
Walter M. Craig, Jr.                        1,958,462                           41,475
William Lerner                              1,959,096                           40,541
Joseph J. Farley                            1,959,068                           40,569
John Stieglitz                              1,959,096                           40,541

     The holders of record of not less than 1,973,393 shares of common stock of the Company voted for the proposal regarding change of the Company's name, the holders of not more than 11,506 shares of common stock voted against the proposal and the holders of not less than 12,555 shares of common stock abstained with respect to the proposal.

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

                     l997                        High                Low
                     ----                        ----                ---

                First Quarter                  $   .8125           $  .625
                Second Quarter                      .875              .50
                Third Quarter                      1.25               .6875
                Fourth Quarter                     1.3125             .75

                     l996                        High                Low
                     ----                        ----                ---

                First Quarter                    $ 1.0625          $  .6875
                Second Quarter                     1.75              1.125
                Third Quarter                      1.375              .8125
                Fourth Quarter                     1.125              .5625

        On March 31, l998, the closing price of the Company's common stock was $1 1/8.

(b) HOLDERS. As of March 20, 1998, there were, to the best of the Company's knowledge, approximately 1,900 holders of record (not beneficial holders) of the Company's Common Stock.

(c) DIVIDEND POLICY. The Company has not paid any cash dividends during the last two fiscal years. The Company currently intends to retain all of its earnings to support the development of its business and does not anticipate paying any cash dividends for the foreseeable future.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

        Interpak Terminals, the Company's primary operation was sold in July 1997 and its operations and the gain on the sale are included in discontinued operations.

        The Company's revenues for 1997 and 1996 consist primarily of participating interests in seismic data sales which have declined over the past several years and are not expected to result in significant revenue in the future. Future revenues are expected to be derived primarily from the Company's focus on financial services.

        Income from continuing operations was $277,000 in 1997 compared to a loss of $301,000 for 1996 or a net increase in income of $578,000 which is primarily attributable to the Company's share of the increase in the underlying equity of Intersystems, Inc.

        Discontinued operations had income of $2,442,000 in 1997, of which $2,324,000 was the gain on the sale of Interpak Terminals (see note 12 to the financial statements), compared to a loss of $837,000 in 1996 which consisted of a loss of $409,000 for Interpak Terminals and equity in loss of $428,000 attributable to Intersystems' discontinued operations (see note 3 to the financial statements).

        The extraordinary loss of $106,000 for 1997 is a non-cash item related to the write off of debt discount on the outstanding 12% subordinated debentures exchanged for 9.5% senior convertible notes.

IMPACT OF INFLATION

        Inflation has not had a significant impact on the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

        Operating activities used cash of $562,000 in 1997. The sale of Interpak provided $1,950,000 and $415,000 was received from sales of securities. Cash of $960,000 was used for lending activities and $282,000 was used to repay debt. The resulting increase in cash for 1997 was $561,000.

        Future liquidity sources for the Company will consist of revenues generated from its financial service activities, reimbursement of general and administrative expenses from affiliates, and sales of investment securities. On a longer term basis, the Company may be required to seek additional liquidity through debt or equity offerings.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board ("FASB") issued two new reporting and disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

        SFAS 130, "Reporting Comprehensive Income", established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

        SFAS 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

        Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Adoption of SFAS 130 and 131 is not expected to have any material effect on the Company's financial statement disclosures.

FORWARD LOOKING STATEMENTS

        This annual report for the year ended December 31, 1997 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes", "intends", "expects", "plans", "estimates", "anticipated" or "anticipates" to be uncertain and forward-looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters, as well as the demand for the Company's services, or the ability of the Company to provide such services; (ii) the insolvency or failure to pay its debts by a significant customer or customers;
(iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new services to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this Item are set forth below:

Financial Statements of the Registrant                              Page
--------------------------------------                              ----

        Report of Independent Certified Public
        Accountants.....................................            F-l

        Consolidated Balance Sheet as of
        December 3l, l997...............................            F-2

        Consolidated Statements of
        Operations for the Years Ended
        December 3l, 1997 and l996......................            F-4

        Consolidated Statements of
        Changes in Shareholders' Capital
        Deficit for the Years Ended December
        31, 1997 and 1996...............................            F-5

        Consolidated Statements of
        Cash Flows for the Years Ended
        December 3l, 1997 and 1996......................            F-7

        Notes to Consolidated Financial
        Statements......................................            F-8 - F-29

Financial Statements of InterSystems, Inc., a Delaware corporation

                  The financial statements of InterSystems, Inc., a Delaware corporation are hereby incorporated by reference to the InterSystems, Inc. Annual Report on Form 10-KSB for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are set forth below. The directors serve until the next annual shareholders meeting and until their successors are elected and qualified.

NAME, PRINCIPAL OCCUPATION
OVER PAST FIVE YEARS AND                                       DIRECTOR OF
OTHER DIRECTORSHIPS OF NOMINEE              AGE               COMPANY SINCE
------------------------------              ---               -------------

Herbert M. Pearlman...................      65                    l980

        Mr. Pearlman has been the Company's president and chief executive officer since l980 and became the chairman of the Company's Board of Directors in June 1984. Mr. Pearlman is a co-founder and since l982 has been a director of Seitel, Inc. ("Seitel"), a New York Stock Exchange company which is engaged in acquiring and marketing seismic data. In March l987, he was elected as the chairman of Seitel's Board of Directors. Since l984, Mr. Pearlman has been chairman of the board of directors of InterSystems, Inc., a public company engaged in the design and manufacture of industrial and agricultural equipment and in chemical compounding ("ISI"). In 1990, Mr. Pearlman became chairman of the board of directors of Unapix Entertainment, Inc. ("Unapix"), a Delaware corporation and a public company engaged in the business of marketing and distributing television programs and motion pictures. Mr. Pearlman has been chairman of the board of Teletrak since 1983.

Walter M. Craig, Jr..................       44                    1993

        Mr. Craig has been the Company's executive vice president and chief operation officer since 1993. Since 1993, he has also served as president of Core Capital, Inc., a Delaware corporation which is in the business of financing receivables of healthcare and other enterprises, and president and a director of PLB Management Corp., the general partner of The Mezzanine Financial Fund, L.P. Mr. Craig has been a director of Seitel since 1987, a director of Unapix since 1993 and a director of ISI since 1993. Prior thereto, Mr. Craig served as vice president for business and legal affairs for Helm.

David S. Lawi.........................      63                    l980

        Mr. Lawi has been the Company's executive vice president and secretary from l980 until 1992, when he was appointed secretary-treasurer. Since l984, Mr. Lawi has been a director and secretary of ISI and since 1986 he has been chairman of ISI's Executive Committee. Since l982, Mr. Lawi has been a director of Seitel and in 1989 he was elected chairman of Seitel's Executive Committee. In 1990, Mr. Lawi became a director of Unapix, and in 1993, he became treasurer and secretary of Unapix, and chairman of the Executive Committee of Unapix. Mr. Lawi has been a director and secretary of Teletrak since 1983.

Joseph J. Farley......................      75                    l982

        From l982 until February 1991, Mr. Farley served as the Company's vice president for marketing and engineering. Prior to joining the Company, Mr. Farley had been a senior executive with International Business Machines Corporation ("IBM") for 32 years, where he held various positions in engineering, marketing and field engineering. His final assignment at IBM was corporate director of marketing/standard practices. Mr. Farley has been a director and chief executive officer of Teletrak since 1983.

William Lerner........................      65                     l985

        Mr. Lerner is an attorney engaged in the private practice of Law. From May 1990 until December 1990, he was General Counsel to Hon Development Company, a California real estate development company. Mr. Lerner has been a director of Seitel since l984. Mr. Lerner is also a director of Rent-Way, Inc., the owner of a chain of retail stores in the rental-purchase industry, and a director of Micros-to-Mainframes, Inc., a provider of advanced technology services and computer equipment to Fortune 2000 companies with headquarters and significant operations in the states of New Jersey, New York and Connecticut. Mr. Lerner has been a director of Teletrak since 1985.

John E. Stieglitz.....................      67                     l986

        Mr. Stieglitz is Chairman Emeritus of Conspectus, Inc., a privately-held company engaged in providing consulting services to the professional investment communities in the area of executive recruiting. Mr. Stieglitz has been a director of ISI since 1991 and a director of Seitel since 1989.

EXECUTIVE OFFICERS

        In addition to Messrs. Pearlman, Craig and Lawi, the Company has one additional executive officer. Daniel T. Murphy, 59, joined the Company in May 1984 as vice president and chief financial officer. In April 1992 he was appointed executive vice president-finance. In May 1984 he became vice president-finance and operations, and in 1985 he became executive vice president of operations and chief financial officer, of ISI, a position he held until September 1997. He became a director of Teletrak in 1988, a director of ISI in 1986, and chief financial officer of Unapix in 1996.

        All of the Company's executive officers spend a majority of their work-related time on the various businesses of the Company and its subsidiaries and affiliates, and allocate their time among these entities according to the relative need of each for executive assistance.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") and the American Stock Exchange initial reports of ownership and reports of changes of ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based upon a review of reports and amendments thereto furnished to the Company during, and with respect to, its most recent fiscal year, and written representations furnished to the Company, it appears that all such reports required to be filed were filed on a timely basis, except for that William Lerner's Report on Form 4 for September 1997 reporting 3,571 shares issued as directors' fees was filed 17 days late and Gerson I. Fox's Form 5 for 1996 reporting the receipt of common stock as interest on promissory notes of the Company was filed 15 days late.

ATTENDANCE AT MEETINGS; COMMITTEES

        During 1997, the Company's Board of Directors held four meetings, which were attended by all of the directors.

        The Board of Directors has a standing Audit Committee, Compensation and Stock Option Committee and Executive Committee. During 1997, the Audit

Committee as well as the Compensation and Stock Option Committee consisted of Messrs. Lerner and Stieglitz. The function of the Audit Committee is to select the independent public accountants of the Company, to review with them the Company's financial statements, to review the Company's financial systems and controls and to oversee other matters relating to the integrity of the Company's finances and financial statements as the Committee may consider appropriate. The function of the Compensation and Stock Option Committee is to determine the compensation of the officers of the Company and to administer the Company's stock option plans. The Executive Committee is comprised of Messrs. Pearlman, Farley and Lawi, who is the Chairman. The function of the Executive Committee is to act on an interim basis for the full Board. The Audit Committee, the Compensation and Stock Option Committee and the Executive Committee did not meet separate from the entire Board of Directors during 1997.

ITEM 10. EXECUTIVE COMPENSATION

        Set forth below is certain information with respect to compensation awarded to, earned by or paid to the Chief Executive Officer of the Company. No other executive officers of the Company earned in excess of $100,000 for services rendered to the Company and its subsidiaries during 1997.

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

NAME AND                                                                        OTHER
PRINCIPAL                                                                       ANNUAL
POSITION                   YEAR                      SALARY (1)(2)              COMPENSATION(3)
-----------------------------------------------------------------------------------------------
Herbert M.                 1997                      $ 58,000                   $54,800
Pearlman,                  1996                       100,000                    84,320
CEO and Chairman           1995                       100,000                    33,742

----------------

(1) Represents salary paid by the Company's wholly-owned subsidiary, Interpak Holdings, Inc. to Mr. Pearlman.

(2) Does not include $100,000 payable to Mr. Pearlman in common stock of the Company, which will be issued pending listing of the shares on the American Stock Exchange, and $40,000, which has been accrued but not yet paid. See "Employment Agreements and Termination of Employment Arrangements."

(3)     Includes life insurance premiums and automobile allowances.

                INDIVIDUAL OPTION/SAR GRANTS IN LAST FISCAL YEAR


                   Number of     Percent Of
                   Securities    Total Options/
                   Underlying    SARs Granted
                   Options/      To Employees       Exercise or  Expiration
                   SARS Granted  In Fiscal Year     Base Price   Date
Name                   (#)            (%)            ($/Sh)
--------------------------------------------------------------------------------
HERBERT M.         150,000            44              $1.125      10/29/02
PEARLMAN


             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                     FISCAL YEAR END OPTION/SAR VALUE TABLE

         The following table sets forth aggregated option exercises in the last fiscal year, the number of unexercised options and fiscal year end values of the in-the-money options for the Chief Executive Officer. Al options were out-of-the-money at December 31, 1997.

                                                                 Value
                                                Number of        Unexercised
                   Shares                       Unexercised      In-the-money
                   Acquired                     Options at       Options at
                   On                           Fiscal y/e       Fiscal y/e
                   Exercise                     Exercisable/     Exercisable
Name                 (#)        Realized ($)    Unexercisable    Unexercisable
--------------------------------------------------------------------------------
Herbert M.
Pearlman              -             -           150,000/0                n/a


COMPENSATION OF DIRECTORS


         Until July 1, 1997, outside directors received fees of $10,000 for services they render to the Company, payable $5,000 in cash and $5,000 in common stock of the Company. Effective July 1, 1997, the outside directors received an option to purchase 20,000 shares of common stock at market as directors fees for 1997, and are to receive each year thereafter an option to purchase 10,000 shares of common stock at market on the date of grant. Expenses reasonable incurred in the furtherance of their duties are reimbursed by the Company.

        EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

        PEARLMAN EMPLOYMENT AGREEMENT

         On January 1, 1990, the Company entered into an employment contract with Herbert M. Pearlman, the Company's President and Chief Executive Officer (the "Pearlman Agreement"), with a continuous five-year term and a base salary of $404,475 per year, subject to adjustment for increases in the CPI, payable by the Company or its subsidiaries, and a bonus each year equal to five percent of the Company's consolidated pre-tax profits. To the extent Mr. Pearlman receives a portion of his salary from a subsidiary, the amount of salary payable by the Company is similarly reduced.

         Beginning in 1993, Mr. Pearlman agreed to a voluntary reduction in his base salary to $340,000, of which $100,000 has been paid by InterSystems, Inc. since that date and $100,000 has been paid by Interpak Holdings, Inc. until its sale in July 1997. Since 1994 and until June 30, 1997, an additional $100,000 has been accrued annually representing amounts payable in common stock of the Company based upon certain average stock prices, and $40,000 has been accrued annually as payable in cash by the Company. The issuance of this stock is subject to listing on the American Stock Exchange.

         Following the sale of Interpak, Mr. Pearlman agreed to an amendment in his employment agreement with the Company for the twelve months ended June 30, 1998 pursuant to which in lieu of current contractual salary and bonus, as adjusted, Mr. Pearlman will receive 7.5% of earnings before taxes, calculated prior to payment of any bonus based upon earnings before tax to any individual and prior to any gain on the sale of Interpak.

         If Mr. Pearlman is unable to discharge his duties for a period of six consecutive months, the Company may terminate the Pearlman Agreement, in which event Mr. Pearlman will be entitled to receive his adjusted salary for two years form the date of termination. Pursuant to the Agreement, he is not required to devote his full business time to the Company and may seek to acquire businesses for enterprises other than the Company as long as he obtains prior approval of the Board of Directors of the Company before acquiring any business with sales, net income before taxes and stockholders equity of more than $4,000,000, $600,000 and $750,000, respectively.

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

         By way of illustration, if a Change in Control occurred during 1997, it is estimated that Mr. Pearlman would receive Change of Control Payments of

$900,000. The Company believes that the Change in Control Payment provisions in these officers' agreements may tend to discourage attempts to acquire a controlling interest in the Company and may also tend to make the removal of management more difficult; however, the Company believes such provisions provide security and decision making independence for its executive officers.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND_MANAGEMENT

         Set forth below is certain information as of March 15, 1998 concerning the beneficial ownership of common stock (the Company's only class of voting securities) by each director individually, and by all officers and directors of the Company as a group and by all beneficial owners of more than 5% of the outstanding shares of the Company's common stock.

                                             Amount and Nature
                                               of Beneficial          Percent of
Name                                          Ownership(l)(2)         Class(2)
----                                         ------------------       ----------
Gerson I. Fox..........................         745,917 (3)             18.4%
1230 Huntington Drive
Duarte, CA  91010

Clarence Y. Palitz.....................         562,500 (4)              13.2%
650 Allamuchy Road
Allamuchy, NJ  07820

Directors and Officers

Herbert M. Pearlman*...................       1,284,603 (5)              28.6%

David S. Lawi*.........................         666,551 (6)              16.0%

Walter M. Craig, Jr....................             680                    **

Joseph J. Farley.......................          57,500 (7)               1.5%

John E. Stieglitz......................          48,825 (8)               1.3%

William Lerner ........................          48,358 (9)               1.3%

Daniel T. Murphy.......................          58,908 (10)              1.6%

All officers and directors
as a group (7 persons).................       2,165,425 (5)-(10)         43.3%
--------------------------------------------------------------------------------

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

(5) Includes 747,868 shares that may be acquired from the Company upon exercise of options (150,000) and Class A Warrants (66,145), and conversion of Series A 8% Cumulative Convertible Preferred Stock (421,875) and 8% debentures (109,848). Does not include shares held by Mr. Pearlman's wife, as to which he disclaims beneficial ownership.

(6) Includes 425,680 shares that may be acquired from the Company upon exercise of options (75,000) and 1993 Class A Warrants (27,763), and conversion of Series A 8% Cumulative Convertible Preferred Stock (260,417) and 8% debentures (62,500).

(7) Includes 20,000 shares which may be acquired from the Company exercise of options.

(8) Includes 20,000 shares which may be acquired from the Company exercise of options.

(9) Includes 20,000 shares which may be acquired from the Company exercise of options.

(10) Includes 29,015 shares which may be acquired from the Company upon exercise of options (23,333) and conversion of 8% debentures (5,682).


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

        In February 1993, the Fund made available a $750,000 line of credit to Medifin, Inc. ("Medifin"), a wholly-owned subsidiary of Core Capital, Inc. ("CCI"), to enable Medifin to initiate its business activity. The line, was increased to 2,000,000 at December 31, 1997 and matures on December 31, 1998 the loan bears interest at 15% per annum. The fund is entitled to receive an additional fee in common stock of Core equal to 10% of the loan provided by the fund each year (the "fee"). The fee is convertible into Core stock at $2.00 per share.At December 31, 1997, $1,615,000 was outstanding under the loan. Messrs. Pearlman, Lawi and Craig are directors of CCI, and Mr. Craig serves as President of CCI. In addition, Helm owns approximately 19.4% of the outstanding common stock of CCI.

        In January, 1995, CCI made a $100,000 accounts receivable line of credit available to The Tropical Manufacturing Group, Inc.("TMG"), which was a party to an operating agreement and a letter of intent for the purchase of assets with Tropical Systems, Inc.("TSI"), a subsidiary of InterSystems, Inc., a Nebraska corporation and a subsidiary of ISI ("InterSystems Nebraska"). Effective upon the execution of the operating agreement in October 1995, no further accounts receivable of TMG were purchased under the line of credit, and PFS entered into a substitute accounts receivable line of credit in the amount of $250,000 with TSI. On October 31, 1996, an involuntary petition under Chapter 7 of the federal bankruptcy laws was filed against TMG. The filing was later converted to a voluntary petition and the operating agreement between TMG and TSI terminated. TSI guaranteed the amounts owing by TMG to CCI. At June 30, 1997, TSI was indebted to CCI in the amount of $109,000 under the TMG line of credit and pursuant to the TSI line of credit. In full settlement of all amounts owing to CCI, ISI issued 109,000 shares of its common stock, at $1.00 per share, to CCI after completion of the bankruptcy proceedings.

        In December 1997, Mezzanine assumed the Fund's position in a $750,000 note from a third party. The note is due November 30, 1998 and bears interest at 15% per annum plus an enhancement fee of 9% to 10%, as defined, and is collateralized by the assets of the third party. As compensation for administering the note, the fund will receive 30% of the enhancement fee.

THE COMPANY AND UNAPIX ENTERTAINMENT, INC.

        In December 1997 and January 1998, Mezzanine advanced $750,000 ($200,000 and $550,000 respectively) to Unapix Entertainment, Inc. in exchange for a promissory note due December 31, 1998. The note provided for interest at 15% per annum and a number of Unapix common stock purchase warrants based on the length of time the loan is outstanding. The loan was repaid on February 27, 1998 with a cash payment of $650,000 and $100,000 principal amount of Unapix
10% convertible subordinated note due 2003. Mezzanine received warrants to purchase 12,500 shares of Unapix common stock at $6.00 per share expiring
June 30, 2003 under the terms of the promissory note.

THE COMPANY AND INTERSYSTEMS, INC.

        Messrs. Pearlman and Lawi are parties to employment agreements with InterSystems, Inc., a 15.5% owned affiliate of the Company. All salary amounts paid under the ISI agreements reduce the amount of salary the Company is responsible to pay to these officers. The agreements, as amended, provide for current annual salaries of approximately $238,000 and $130,000 to Messrs. Pearlman and Lawi, respectively. Beginning in 1992, however, Messrs. Pearlman and Lawi agreed to significant voluntary salary reductions and are currently receiving $100,000 and $50,000, respectively, from ISI.

        In September 1997, the Compensation and Stock Option Committee of the ISI Board of Directors proposed new compensation arrangements for Herbert Pearlman and David Lawi, Chairman and Secretary, respectively, of ISI as follows: In addition to their current contractual salaries of $100,000 and $50,000, respectively, they are to receive bonuses of 5% (HMP) and 2.5% (DSL) of "EBT." For purposes of this proposal, "EBT" is to be calculated prior to payment of any bonus based upon earnings before tax to any officer of ISI. For the years 1998, 1999 and 2000, EBT shall mean EBT over $0; for the years 2001, 2002 and 2003, EBT shall mean EBT over $250,000, and shall continue to increase by $250,000 every three years. In addition, the Committee approved the following salary increases:

        EBT                                 Pearlman            Lawi
        ---                                 --------            ----
$1.0 million +                             $125,000             $62,500
 1.5 million +                              150,000              75,000
 2.0 million +                              175,000              87,500
 2.5 million +                              200,000             100,000

In addition, their contracts were to be extended for five years to June 30, 2002, with a two year evergreen feature.

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

        The Company has an arrangement with ISI whereby ISI pays the Company an amount equal to the expenses incurred by the Company and allocable to the business of ISI. These expenses consist primarily of office-related and administrative expenses and rent. During 1997, ISI paid a total of $51,000 during, and accrued an additional $32,000 at December 31, 1997, to the Company pursuant to this arrangement. During 1997, the Company had net advances due to ISI of $400,000 which included a $250,000 down payment for the acquisition by ISI of Interpak Terminals, Inc. which never took place. This amount was repaid in 1997 by cancellation of a $30,000 ISI debenture held by the Company, transferring $100,000 of ISI's common stock, or 70,060 shares at $1.43 per share, held by the Company to ISI, issuing $117,000 of Helm common stock, or 169,565 shares at $.69 per share, to ISI, and the payment of $136,000 in cash. For purposes of computing the number of shares to be issued, the average stock price for the 30 days following the date of the June 6, 1997 board meeting which approved the transaction was used.

IN GENERAL

         Messrs. Pearlman, Lawi and Murphy (the "Officers") are the holders of an aggregate $1,175,000 principal amount of the Company's unsecured 8% subordinated convertible debentures, due 1999 (the "Debentures"), holding $725,000, $412,500 and $37,500, respectively, in principal amount at December 31, 1997. The Debentures were purchased at face value by the Officers with individual promissory notes, each bearing interest at 9% per annum, and payable in annual installments over 10 years. Interest and principal on each note may be repaid in cash or by the Officer's surrender to the Company of securities of the Company, or any affiliated company. As of December 31, 1997, $175,000 remains outstanding. On November 21, 1997, the Company resolved to issue 171,428, 100,000 and 14,285 shares of common stock of the Company to Messrs. Pearlman, Lawi and Murphy, respectively, in repayment of $150,000, $87,500 and $12,500 aggregate principal amount of Debentures held by each of them, respectively, at a price of $.875 which is equal to the closing price of the common stock on that date. This represented a reduction of the stated conversion price and resulted in a non-cash conversion loss of $165,000 attributable to the additional shares. In December 1997, the Company resolved to issue, subject to listing on the American Stock Exchange, 166,723, 87,043 and 14,406 shares of common stock of the Company to Messrs. Pearlman, Lawi and Murphy, respectively, in repayment of $160,471, $83,779 and $13,866 of accrued interest at September 30, 1997, at a price of $.9625 which is equal to the average closing price of the common stock during the ten trading days preceding December 15, 1997. The listing of the shares was completed on March 4, 1998.

         In September 1997, the Company transferred to Mr. Herbert M. Pearlman $100,000 of its limited partnership interest in the Fund in settlement of indebtedness owing to Mr. Pearlman.

        Messrs. Pearlman and Lawi are limited partners of a Texas limited partnership known as Partnership 102 Limited, and control the corporation which serves as general partner to the limited partnership. Partnership 102 Limited is the landlord at a facility in Houston, Texas leased by Interpak Terminals, Inc., a former indirect wholly owned subsidiary of the Company. Interpak had been a tenant in this facility for over four years prior to the 1989 acquisition of the facility by Partnership 102 Limited. The lease provides for minimum annual payments of $429,000 through the year 2005, which lease payments are the same as Interpak paid prior to the acquisition of the facility. The Company's interest in Interpak Terminals, Inc. was sold in July 1997.

        On December 10, 1997, the Board of Directors approved the sale of $300,000 in market value of common stock of the Company, at a price of $1.00 per share, to Core Capital, Inc. (formerly Professionals' Financial Services, Inc.) in exchange for $300,000 in market value of common stock of Core Capital at $2.00 per share, subject to adjustment as follows: the purchase price of the Core Capital shares will be reduced by $.10 per share, or a pro rata amount thereof, for every $200,000 in losses on receivables of Core Capital booked as of January 1, 1997, which losses are incurred through December 31, 2000, but in no event shall the price be reduced below $1.25 per share. Herbert M. Pearlman, David S. Lawi and Walter M. Craig, Jr., officers and directors of the Company, are officers, directors and shareholders of Core Capital.

        During 1997, management of the Company provided various administrative, managerial, financial, legal and accounting services to Unapix Entertainment, Inc. ("Unapix"), for which the Company was paid $121,000 by Unapix in 1997. Messrs. Pearlman, Lawi, Craig and Murphy are directors of Unapix, and Mr. Murphy is the Chief Financial Officer of Unapix.

        Helm is the owner of 61.2% of the outstanding common stock of Teletrak Advanced Technology Systems, Inc. ("Teletrak"). Historically, Teletrak financed its operations and operating deficits with advances from Helm. Since 1996, Helm has made no advances to Teletrak, although financial and accounting services are provided by Helm to Teletrak. During 1997 and 1996, no transactions were entered into between Helm and Teletrak, or the current directors and officers, on the one hand, and Teletrak, on the other hand, involving in excess of $60,000 except that in August 1997 Teletrak issued 3,582,268 shares of common stock to Helm in extinguishment of $895,567 of indebtedness owing to Helm, and 5,000,000 shares of common stock to Helm upon conversion of 1,000,000 shares of outstanding preferred stock at $.20 per share.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Exhibits filed as part of this Report

         3.1 Certificate of Incorporation [incorporated by reference to Exhibit(3)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1980 (the "1980 Form 10-K")]

         3.2 Certificate of Amendment to Certificate of Incorporation dated June 7, 1983 [incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1985 (the "1985 Form 10-K")]

         3.3 By-laws [incorporated by reference to Exhibit (3)(ii) to the 1980 Form 10-K]

         3.4 Amendment to By-laws dated as of August 27, 1982 [incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1982 (the "1982 Form 10-K")]

         3.5 Certificate of Amendment to Certificate of Incorporation dated July 7, 1987 [incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1987 (the "1987 Form 10-K")]

         3.6 Certificate of Amendment to Certificate of Incorporation dated July 21, 1986 [incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-2 (Registration No. 33-32834) (the "S-2")]

         3.7 Certificate of Amendment to Certificate of Incorporation dated December 8, 1989 [incorporated by reference to Exhibit 3.7 to the S-2]

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

         3.12 Certificate of Amendment to Certificate of Incorporation dated October 31, 1997 *

         4.1 Form of Helm Resources, Inc. 12% Subordinated Debenture due August 31, 1999 (incorporated by reference to Exhibit 4.4 to the 1990 10-K).

         4.2 Form of Helm Resources, Inc. 8% Subordinated Convertible Debenture due September 30, 1999 (incorporated by reference to
                  Exhibit 4.5 to the 1990 10-K).

         4.3 Form of Helm Resources, Inc. Class A Common Stock Purchase Warrant due January 31, 1999 [incorporated by reference to
                  Exhibit 4.4 to the 1995 Form 10-K].

         4.4 Form of Helm Resources, Inc. Class B Common Stock Purchase Warrant due January 31, 1999 [incorporated by reference to
                  Exhibit 4.5 to the 1995 Form 10-K].

         4.5 Form of Helm Resources, Inc. Employee Warrant Agreement granted October 29, 1997.*

         10.1 Employment Agreement dated January 1, 1988 between InterSystems, Inc. and Herbert M. Pearlman [incorporated by reference to Exhibit 10.18 to the S-2].

         10.2 Employment Agreement dated January 1, 1988 between InterSystems, Inc. and David S. Lawi [incorporated by reference to Exhibit 10.19 to the S-2].

         10.3 Employment Agreement dated January 1, 1988 between InterSystems, Inc. and Daniel T. Murphy [incorporated by reference to Exhibit 10.20 to the S-2].

         10.4 Employment Agreement dated January 1, 1988 between InterSystems, Inc. and Walter M. Craig, Jr. [incorporated by reference to Exhibit 10.21 to the S-2].

         10.5 Employment Agreement dated as of January 1, 1990 between the Company and Herbert M. Pearlman [incorporated by reference to
                  Exhibit 10.22 to Post-Effective Amendment No.1 to the S-2, as filed with the Commission on October 10, 1990 ("Amendment No. 1")].

         10.6 Employment Agreement dated as of January 1, 1990 between the Company and David S. Lawi [incorporated by reference to
                  Exhibit 10.23 to Amendment No. 1].

         13.1 The Company's Annual Report to Stockholders for the year ended December 31, 1997 [incorporated by reference to this document as filed with the Commission].

        21        List of Subsidiaries*

        *Filed herewith

(c)      Reports on Form 8-K:  None.

                                   SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of April, 1998.
                                                 HELM CAPITAL GROUP, INC.


                                        By:      /s/ Herbert M. Pearlman
                                                 -----------------------------
                                                 Herbert M. Pearlman
                                                 President, Chief Executive
                                                 Officer, Director
                                                 (principal executive officer)


                                        By:      /s/ Daniel T. Murphy
                                                 -----------------------------
                                                 Daniel T. Murphy
                                                 Exec. Vice President - Finance
                                                 (principal financial and
                                                  accounting officer)

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Herbert M. Pearlman  President, Chief Executive    April  13, l998
-----------------------  Officer, Director (principal
Herbert M. Pearlman      executive officer)


/s/ David S. Lawi        Secretary-Treasurer,          April  13, l998
-----------------------  Director
David S. Lawi

/s/ Walter M. Craig      Executive Vice                April  13, 1998
-----------------------  President,
Walter M. Craig, Jr.     Director


/s/ Joseph Farley        Director                      April  13, l998
-----------------------
Joseph J. Farley


/s William Lerner        Director                      April  13, l998
-----------------------
William Lerner


/s/ John Stieglitz       Director                      April  13, l998
-----------------------
John Stieglitz

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders
Helm Capital Group, Inc.
Greenwich, Connecticut

We have audited the accompanying consolidated balance sheet of Helm Capital Group, Inc. and Subsidiaries (formerly Helm Resources, Inc.) as of December 31, 1997, and the related consolidated statements of operations, shareholders' capital deficit and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Helm Capital Group, Inc. and Subsidiaries at December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.





BDO Seidman, LLP


New York, New York

March 30, 1998

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                DECEMBER 31, 1997

    ------------------------------------------------------------------------
    ------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents               $  622
    Prepaid expenses                            10
    Notes receivable from affiliates           960
    Other current assets                        17
                                            ------

             TOTAL CURRENT ASSETS            1,609

PROMISSORY NOTES DUE FROM OFFICERS             175

INVESTMENTS IN AFFILIATES                      997

CASH HELD IN ESCROW, NET OF RESERVE            125

DEFERRED CHARGES AND OTHER ASSETS               40
                                            ------
                                            $2,946
                                            ======

          See accompanying notes to consolidated financial statements.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except par values)
                                DECEMBER 31, 1997
                                   (continued)
    ------------------------------------------------------------------------
    ------------------------------------------------------------------------


                  LIABILITIES AND SHAREHOLDERS' CAPITAL DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                    $     29
    Accrued expenses                                         681
                                                        --------

             TOTAL CURRENT LIABILITIES                       710

SUBORDINATED DEBENTURES                                    2,800

ACCRUED EXPENSES PAYABLE IN COMMON STOCK                     575

OTHER LIABILITIES                                             31

             TOTAL LIABILITIES                             4,116
                                                        --------
COMMITMENTS (NOTE 11)

SHAREHOLDERS' CAPITAL DEFICIT:
    Preferred stock, $.01 par value: shares
       authorized 5,000; issued and outstanding
       33 shares                                            --
    Common stock, $.01 par value: shares
       authorized 15,000; issued
       3,703 shares                                           37
    Additional paid-in capital                            20,848
    Deficit                                              (22,026)
                                                        --------

                                                          (1,141)

    Less: 6 shares of treasury stock, at cost                (29)
                                                        --------

             TOTAL SHAREHOLDERS' CAPITAL DEFICIT          (1,170)
                                                        --------
                                                        $  2,946
                                                        ========

          See accompanying notes to consolidated financial statements.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

    ------------------------------------------------------------------------
    ------------------------------------------------------------------------


                                                                              Year ended
                                                                             December 31,
                                                                        1997              1996
                                                                        ----              ----
                                                                                        (Restated
                                                                                      see Note 1(a))
REVENUES                                                              $    40           $   169
                                                                      -------           -------
COSTS, EXPENSES AND OTHER:
    Selling, general and administrative expenses                          511               724
    Gain on sale of securities                                           (699)             (649)
    Equity in net loss of affiliates                                      203                81
    Increase in underlying equity of affiliates                          (726)             (103)
    Distribution from affiliates (cost method)                            (20)              (36)
    Debt conversion loss                                                  165-
    Interest expense                                                      386               520
    Interest income                                                       (57)              (67)


          Total costs, expenses and other, net                           (237)              470
                                                                      -------           -------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                  277              (301)
                                                                      -------           -------
DISCONTINUED OPERATIONS:
    Equity portion of investment gain (loss)
       on discontinued operations                                          23              (428)
    Income (loss) from operations of Interpak                              95              (409)
    Gain on disposal of Interpak, net of income taxes of $65            2,324              --
                                                                      -------           -------
                                                                        2,442              (837)
                                                                      -------           -------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                 2,719            (1,138)

DEBT DISCOUNT WRITTEN-OFF UPON
    EXTINGUISHMENT OF SUBORDINATED DEBENTURES                             106              --
                                                                      -------           -------

NET INCOME (LOSS)                                                     $ 2,613           $(1,138)
                                                                      =======           =======
EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
    Continuing operations                                             $   .06           $  (.17)
    Discontinued operations                                               .92              (.34)
    Extraordinary item                                                   (.04)             --
                                                                      -------           -------
                                                                      $   .94           $  (.51)
                                                                      =======           =======
    Weighted average shares outstanding - basic and diluted             2,663             2,475
                                                                      =======           =======

          See accompanying notes to consolidated financial statements.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' CAPITAL DEFICIT
                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                     (In thousands, except number of shares)

    -------------------------------------------------------------------------
    -------------------------------------------------------------------------


                                                                          Preferred stock                Common stock
                                                                         Shares      Amount           Shares          Amount
                                                                         ------      ------           ------          ------
Balance at January 1, 1995                                               40,000        $-            2,399,403          $24

Common stock issued for interest accrued at
    December 31, 1995 and interest payable
    during the year on 14% notes payable                                     -          -               71,902            1

Warrants issued in connection
    with notes payable                                                       -          -                    -            -

Preferred stock received from officers in
    connection with retirement of debt                                  (3,000)         -                    -            -

Shares issued in connection with
    directors' fees payable                                                  -          -               30 000            -

Change in unrealized gain on available
    for sale securities                                                      -          -                    -            -

Net loss                                                                     -          -                    -            -
                                                                        ------         --            ---------          ---
Balance at December 31, 1996                                            37,000          -            2,501,305           25

Common stock issued for interest payable
    during the year on 14% notes payable                                     -          -                2,553            -

Shares issued for settlement of debts
  to officers and affiliates                                                 -          -              782,280            8

Preferred shares received from officers in
    connection with retirement of debt                                  (3,000)         -                    -            -

Preferred shares converted into
  common shares                                                           (795)         -               82,813            1

Shares issued in connection with
    directors' fees payable                                                  -          -               34,476            -

Shares issued in connection with
    investment                                                               -          -              300,000            3

Change in unrealized gain on available
    for sale securities                                                      -          -                    -            -

Net income                                                                   -          -                    -            -
                                                                        ------         --            ---------          ---
Balance at December 31, 1997                                            33,205         $-            3,703,427          $37
                                                                        ======         ==            =========          ===

          See accompanying notes to consolidated financial statements.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' CAPITAL DEFICIT
                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                     (In thousands, except number of shares)
                                   (Continued)
   --------------------------------------------------------------------------
   --------------------------------------------------------------------------


                                                                         Unrealized
                                                      Additional           gain on
                                                       capital            available                          Treasury stock
                                                       paid-in            for sale
                                                       capital            securities          Deficit       Shares     Amount
                                                       -------            ----------          -------       ------     ------
Balance at January 1, 1995                             $19,889                $763            $(23,501)        6,362      $(29)

Common stock issued for interest
    accrued at December 31, 1995
    and interest payable during
    the year on 14% notes payable                           61                   -                   -             -         -

Warrants issued in connection
    with notes payable                                      22                   -                   -             -         -

Preferred stock received from
    officers in connection
    with retirement of debt                               (150)                  -                   -             -         -

Shares issued in connection
    with directors' fees
    payable                                                 30                   -                   -             -         -

Change in unrealized gain on
    available for sale securities                            -                (448)                  -             -         -

Net loss                                                     -                   -              (1,138)            -         -
                                                       -------               -----            --------         -----      ----
Balance at December 31, 1996                            19,852                 315             (24,639)        6,362       (29)

Common stock issued for interest
    payable during the year on 14%
    notes payable                                            1                   -                   -             -         -

Shares issued in settlement of debts
    to officers and affiliates                             824                   -                   -             -         -

Preferred shares received from
    officers in connection
    with retirement of debt                               (150)                  -                   -             -         -

Preferred shares converted
    into common shares                                       -                   -                   -             -         -

Shares issued in connection
    with directors' fees
    payable                                                 24                   -                   -             -         -

Shares issued in connection with
    investment                                             297                   -                   -             -         -

Change in unrealized gain on
    available for sale securities                            -                (315)                  -             -         -

Net Income                                                   -                   -               2,613             -         -
                                                       -------               -----            --------         -----      ----
Balance at December 31, 1997                            20,848                   -            $(22,026)        6,362      $(29)
                                                       =======               =====            ========         =====      ====

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

    ------------------------------------------------------------------------
    ------------------------------------------------------------------------


                                                                              Year ended
                                                                              December 31,
                                                                          1997             1996
                                                                          ----             ----
                                                                                         (Restated
                                                                                        see Note 1(a))
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                   $ 2,613           $(1,138)
                                                                        -------           -------
    Adjustments to reconcile net income (loss) to net
       cash used in operating activities:
          Extraordinary loss on extinguishment of debt                      106              --
          Gain on disposition of discontinued operations                 (2,324)             --
          (Gain) loss from discontinued operations                          (95)              409
          Share of losses of affiliates                                     180               509
          Gain on sale of securities                                       (699)             (649)
          Increase in underlying equity of affiliates                      (726)             (103)
          Other amortization                                                 31                64
          Interest costs paid through issuance of
             common stock                                                   113                48
          Directors' fee paid through issuance of common stock               10                30
          Debt conversion loss                                              165              --
          Other                                                             111               (12)
          Changes in assets and liabilities:
             Decrease (increase) in:
                Accounts receivable                                          21              (223)
                Other                                                       (18)             --
             Increase (decrease) in:
                Accounts payable and accrued expenses                       (67)              433
                Other                                                        17                49

                   Total adjustments                                     (3,175)              555
                                                                        -------           -------

                   Net cash used in operating activities                   (562)             (583)
                                                                        -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds on sale of securities                                          415               403
    Proceeds from sale of discontinued operations                         1,950              --
    Notes receivable from affiliates                                       (960)             --
    Advances (to) from affiliates                                          --                 468
                                                                        -------           -------
                   Net cash provided by
                       investing activities                               1,405               871

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings from affiliates                                             (282)              467
    Decrease in notes payable and long-term debt                           --              (1,102)
                                                                        -------           -------
                   Net cash used in financing
                       activities                                          (282)             (635)
                                                                        -------           -------
NET INCREASE (DECREASE) IN CASH                                             561              (347)

CASH and cash equivalents, beginning of year                                 61               408
                                                                        -------           -------
CASH and cash equivalents, end of year                                  $   622           $    61
                                                                        =======           =======

          See accompanying notes to consolidated financial statements.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   --------------------------------------------------------------------------
   --------------------------------------------------------------------------


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

       (a) Business and Basis of Presentation

                Helm Capital Group, Inc. (formerly Helm Resources, Inc.) (the "Company") provides financial services and initiates, develops, acquires and oversees the management of various business enterprises. Through a newly formed wholly owned subsidiary, Mezzanine Financial Corp., the Company is engaged in the business of making collateralized loans to small businesses. Over the last two years, the Company owned a controlling or large stock interest in the following operating entities:

       (i) Interpak Holdings, Inc. (formerly Interpak Terminals, Inc.) ("Interpak"), a wholly-owned subsidiary located primarily in Houston, Texas, provides packaging, warehousing, distribution and bulk transfer services for plastic resin producers and distributors. On July 31, 1997, Interpak sold its operating units, located in Houston, Texas and Edison, New Jersey, to Katoen Natie, N.V., a privately-held Belgium corporation (see Note 12).

                The statements of operations and cash flows have been restated for the year ended December 31, 1996 to reflect the sale of Interpak's units. Interpak's operating units results of operations have been classified as discontinued operations in the accompanying consolidated financial statements.

       (ii) InterSystems, Inc., a Delaware corporation ("ISI"), currently a 16% owned subsidiary, which specializes in the custom- compounding of thermoplastic resins for the petrochemical and automobile industries, through ISI's wholly-owned subsidiary with operations in Houston, Texas and Jeffersonville, Indiana, respectively. Through ISI's wholly-owned subsidiary in Omaha, Nebraska, ISI is also engaged in the design, manufacture, sale and leasing of equipment for sampling, conveying, elevating, weighing and cleaning a wide variety of products for agriculture and other industries. Additionally, ISI previously marketed rolling doors and hurricane shutters. As of June 30, 1996, ISI adopted a formal plan to dispose of the rolling door and hurricane shutter operations (see Note 3).

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
   --------------------------------------------------------------------------
   --------------------------------------------------------------------------


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

                All significant intercompany balances and transactions have been eliminated in consolidation, where appropriate.

       (b)      Revenue Recognition

                Revenues are recorded when earned

       (c)      Management's Estimates and Assumptions

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

       (d)      Long-Lived Assets

                Long-lived assets, such as goodwill, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been necessary through December 31, 1997.

       (e)      Stock-Based Compensation

                The Company accounts for its stock option awards under the intrinsic value based method of accounting, prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation."

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
   --------------------------------------------------------------------------
   --------------------------------------------------------------------------


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

       (f)      Earnings (Loss) Per Common Share

                Effective for the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128"). In accordance with SFAS 128, the Company is required to provide basic and dilutive earnings (loss) per common share information.

                The basic earnings (loss) per common share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding.

                Diluted earnings (loss) per common share is computed by dividing the net income (loss) available to common shareholders, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

                For the year ended December 31, 1997 and 1996, potential dilutive securities had an anti-dilutive effect and accordingly were not included in the calculation of diluted earnings (loss) per common share.

                For the years ended December 31, 1997 and 1996, certain securities were not included in the calculation of diluted earnings because of their anti-dilutive effect, those securities are as follows (in thousands):

                                                     1997           1996
                                                   (shares)       (shares)
          Stock options                               243            183
          Stock warrants                              136            136
          Shares issuable on conversion of
            preferred shares                        1,622          1,715
          Shares issuable on conversion of
            subordinated debentures                   698            235
                                                    -----          -----

                                                    2,699          2,269
                                                    =====          =====

                The adoption of SFAS 128 had no effect on net loss per common share for the year ended December 31, 1996; accordingly, no restatement was necessary.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
   --------------------------------------------------------------------------
   --------------------------------------------------------------------------


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

       (g)      Income Taxes

                The Company follows Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires, among other things, a liability approach to calculating deferred income taxes.

       (h)      Investments

                The Company generally accounts for all investments in which it owns 20% or more of the investees' outstanding common stock and for investments over which it has significant influence on the equity method. Other investments are generally carried on the cost method. In accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), the Company classifies securities in certain companies accounted for under the cost method (see (Note 3) as Available for Sale securities. The securities are recorded at fair value with the resulting gain (or loss) credited (or charged) to equity, for Available for Sale securities.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
   --------------------------------------------------------------------------
   --------------------------------------------------------------------------


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

       (i)      Changes in Underlying Equity of Affiliates

                Where appropriate, the Company records changes in its underlying equity of affiliates in its statement of operations, in compliance with Staff Accounting Bulletin No. 51.

       (j)      Goodwill

                Goodwill, which represents the excess of the underlying carrying value of the equity in the investment, is included in investments in affiliates and is amortized over 20 years on a straight line basis.

       (k)      Estimated Fair Value of Financial Instruments

                Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosure about Fair Value of Financial Instruments", requires disclosures of fair value information about financial instruments for which it is practicable to estimate the value, whether or not recognized on the balance sheet. The fair value of financial instruments, including cash, amounts due from affiliates, accounts payable and accrued expenses, approximate their carrying value because of the current nature of these instruments. The carrying amounts of long-term debt and subordinated debentures approximate their fair value because the interest rates approximate current market rates for financial instruments with similar maturities and terms.

       (l)      Cash and cash equivalents

                The Company considers all highly liquid investments and other short-term investments with an initial maturity of three months or less from purchase date to be cash equivalents.

       (m)      Recent Accounting Standards

                In June 1997, the Financial Accounting Standards Board ("FASB") issued two new reporting and disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

                SFAS 130, "Reporting Comprehensive Income", established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
   --------------------------------------------------------------------------
   --------------------------------------------------------------------------


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

                SFAS 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Adoption of SFAS 130 and 131 is not expected to have any material effect on the Company's financial statement disclosures.

NOTE 2 - EARNINGS (LOSS) PER SHARE

                The following illustrates the components' income (loss) from continuing operations utilized in the computation of earnings (loss) per share (in thousands):

                                                    1997              1996
                                                    ----              ----
Income (loss) from continuing operations           $ 277             $(301)

Nonconvertible preferred stock dividends            (120)             (126)
                                                    -----             -----

Numerator for basic and diluted income
  (loss) from continuing operations                $ 157             $(427)
                                                   =====             ======

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
   --------------------------------------------------------------------------
   --------------------------------------------------------------------------


NOTE 3 - INVESTMENTS IN AND NOTES RECEIVABLES FROM AFFILIATES

                Investments in and advances to affiliates consist of the following at December 31, 1997 (dollars in thousands):


                                                                                       Notes
                   Name                 Ownership %              Investment          Receivable
                   ----                 -----------              ----------          ----------
                ISI                         16.0                    $540               $  -
                Mezzanine                    9.0                     204                760
                Core                        19.0                     253                  -
                Unapix                         -                       -                200
                                           -----                   -----                ---

                                                                    $997               $960
                                                                    ====               ====

                 During 1997, the Company loaned $200 to Unapix which was repaid during the first quarter of 1998.

                 In December 1997, the Company assumed Mezzanine's position in a note. The note is due November 30, 1998 and bears interest at 15% per annum plus an enhancement fee of 9% to 10%, as defined and is collateralized by the assets of the third-party. The liens on the third-party's assets are filed in the name of Mezzanine, which has assigned its rights to the collateral to the Company. As compensation for administering the note, Mezzanine will receive 30% of the enhancement fee as its fee for the administration. At December 31, 1997, the balance due is $760,000 including accrued interest of $10,000.

                 Equity in earnings (loss) for the equity method investments and distributions from the cost method investments are as follows (in thousands and for the years ended December 31):


                      Name                                   1997               1996
                      ----                                   ----               ----
                  ISI                                          $89               $(88)
                  Core                                        (292)                 7
                                                              -----               ---
                                                              (203)               (81)
                  Mezzanine                                     20                 36
                                                               ---               ----
                                                             $(183)              $(45)
                                                             ======              ====


        INTERSYSTEMS, INC. ("ISI")

                 The Company accounts for its investment in ISI on the equity method. The quoted market value of the Company's share of ISI's common stock was approximately $2,289,000 as of December 31, 1997.

                 In 1997, the Company exchanged 84,659 and 70,060 shares, respectively, of ISI in satisfaction of certain deferred compensation for certain officers of the Company and to related third parties (see Note 4(a)).

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
   --------------------------------------------------------------------------
   --------------------------------------------------------------------------


                 In 1996, ISI adopted a plan to discontinue a portion of its business; accordingly, ISI recorded a loss from discontinued operations of $1,920,000, of which $1,190,000 was recorded in the fourth quarter of 1996. The Company's allocable share totaled $23,000 of income in 1997 and $428,000 of losses in 1996, and has been classified as discontinued operations in the accompanying consolidated financial statements.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
   --------------------------------------------------------------------------
   --------------------------------------------------------------------------


NOTE 3 - INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

        INTERSYSTEMS, INC. ("ISI") (CONTINUED)

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

                 In 1997, ISI registered the shares and the stock traded at $1.80 for the thirty consecutive trading days, as defined in the agreement. Accordingly, the redemption feature of the security was terminated and the redemption value of $2,077,000 of ISI's stock was reclassified to ISI's shareholders equity. In 1997 and 1996, ISI also issued shares of its common stock upon the conversion of $1,680,000 and $487,500 of debentures, respectively.

                 The Company's percentage ownership share in these increases in ISI's shareholders' equity for 1997 and 1996 have been reflected as income, in compliance with Staff Accounting Bulletin No. 51.

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

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
   --------------------------------------------------------------------------
   --------------------------------------------------------------------------


NOTE 3 - INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

         INTERSYSTEMS, INC. ("ISI") (CONTINUED)

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

         Summarized Financial Data

                 Summarized financial data for ISI as of December 31, 1997 and for the years ended December 31, 1997 and 1996 is as follows (in thousands):


                                                                                    1997
             Balance sheet data:
                Current assets                                                     $  6,729
                Other assets                                                         21,395
                                                                                    -------

                Total assets                                                         28,124

                Current liabilities                                                   7,194
                Long-term liabilities                                                17,458

                Shareholders' equity                                                $ 3,472
                                                                                    =======


                                                                                      1997                1996
                                                                                    -------              -------
             Income statement data:
                Revenues                                                            $27,008              $20,462
                Expenses                                                             26,589               20,861
                                                                                    -------              -------

                         Net income (loss) from continuing
                           operations                                                   419                 (399)

             Income (loss) from discontinued operations                                 150               (1,920)
                                                                                   --------              --------
             Net income (loss)                                                     $    569              $(2,319)
                                                                                   ========              ========

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
   --------------------------------------------------------------------------
   --------------------------------------------------------------------------


NOTE 3 - INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

         CORE CAPITAL GROUP, INC. (FORMERLY PROFESSIONAL FINANCIAL SERVICES, INC.) ("CORE")

                 Core, through its wholly-owned subsidiary, is in the business of financing receivables of health care related enterprises. Core is controlled by affiliates of the Company and has been accounted for on the equity method.

                 In December 1997, the Company increased its ownership interest in Core from 14% to 19% by issuing 300,000 shares of its common stock valued at $1.00 per share.

                 The Company has recorded approximately $281,000 as goodwill for the cost over the estimated fair value. This value was determined based on the book value of Core at the time of the exchange. Amortization expense was not material for the year ended December 31, 1997.

                 In 1996, Core sold additional shares of its common stock which has resulted in the Company's percentage ownership share in these increases in Core's shareholders' equity to increase. This increase has been reflected as income, in compliance with Staff Accounting Bulletin No. 51.

                 Significant accounting policies for Core are as follows:

                 Furniture and equipment:

                 Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, including assets held under capital leases.

                 Revenue recognition, client reserves and allowance for credit losses:

                 Core purchases accounts receivable from customers based on amounts it deems collectible based on deductibles, coinsurance percentages, credit histories, verification of claims, and various fees that Core will be charging the customer. The difference between the face amount of receivables purchased and the payments for those receivables is accounted for as a client reserve.

                 Receivables are generally collectible within 30 to 90 days. Under the factoring agreements, Core typically makes initial advances from 50 to 80 percent of the face amount of the gross receivables purchased and charges a fee at the time of purchase ("purchase discount fee") as well as a fee for receivables not collected within a prescribed period of time ("collection fee"). Core recognizes the purchase discount fee as revenue upon purchase of the receivable since collection is expected within 30-90 days and all the services related

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
   --------------------------------------------------------------------------
   --------------------------------------------------------------------------


to transfer of title and investigation of credit-worthiness have been performed. The collection fee is recognized monthly as earned. Core also charges certain accounts a processing fee which are also recognized monthly as the services are performed. Fees charged vary among clients and are based upon a credit evaluation and expected profit contribution to Core from each customer. Should receivables be denied by the payee or payment delayed for any reason, Core requires that the customer provide additional collateral, generally in the form of additional receivables. Such additional receivables often times include long-term receivables, which include bodily injury claims. Bodily injury receivables represent approximately 35 percent of the portfolio collateral as of December 31, 1997.

                 The allowance for estimated credit losses represents Core's recognition of the assumed risk of financing receivables and quality of the receivables. The allowance is maintained at a level Core believes to be adequate to provide for potential losses based on an assessment of various factors affecting accounts receivable collectibility, including loss experience, review of problem accounts and business conditions. Because of the inherent uncertainties in estimating credit losses, it is at least reasonably possible that these estimates may change within the near term.


         SUMMARIZED FINANCIAL DATA

                 Summarized financial data for Core as of December 31, 1997 and for the years ended December 31, 1997 and 1996 is as follows (in thousands):


                 Balance sheet data:                                       1997
                                                                           ----
                     Current assets                                       $5,571
                     Other assets                                          1,022
                                                                          ------
                     Total assets                                         $6,593

                     Current liabilities                                   2,605
                     Long-term debt                                        3,430
                                                                          ------
                     Shareholders' equity                                 $  558
                                                                          ======

                 Income statement data:                                    1997                      1996
                                                                           ----                      ----

                     Revenues                                             $1,742                    $2,942
                     Expenses                                              2,642                     3,616
                     Net loss                                              1,053                       425

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
   --------------------------------------------------------------------------
   --------------------------------------------------------------------------


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

                 Pursuant to the terms of the limited partnership agreement under which Mezzanine was organized, the partnership will terminate on December 31, 1998, at which time the limited partners will be entitled to a return of their investment upon liquidation of the outstanding loans.

         UNAPIX ENTERTAINMENT, INC. ("UNAPIX")

                 Unapix is engaged in the worldwide distribution of feature films, documentaries, live action children series and other special interest programming.

                 The shares of Unapix common stock held by the Company were classified as Available for Sale Securities and, accordingly, any unrealized gains (losses) from this investment have been credited (debited) to a component of equity.

                 During 1997, the Company, in the normal course of business, sold its remaining shares of Unapix held for investment (see Note 4(a)).

NOTE 4 - RELATED PARTY TRANSACTIONS

      (a)        Sale and Exchange of Securities

                 During 1997, the Company reduced its 8% convertible subordinated debentures (see Note 5), held by two officers of the Company, by $375,000 by offsetting $125,000 of certain promissory note receivables and the issuance of 285,713 shares of common stock of the Company. The issuance of additional shares of common stock over the stated conversion amounts resulted in a loss of $165,000. The Company also issued 268,213 shares for the payment of approximately $258,000 of accrued interest due on the 8% convertible subordinated debentures.
                 Additionally, during 1997, the Company also exchanged a one-third interest in Mezzanine (value of $100,000) for the surrender of $100,000 of 14% notes payable to a shareholder.

                 The Company also exchanged 49,659 shares of ISI for certain deferred compensation and 10% promissory notes with a value of approximately $184,000 from certain officers of the Company. Also in 1997, the Company exchanged 169,565 of the Company's shares, valued at $117,000 and 70,060 shares of ISI, valued at $100,000, with ISI for amounts due to ISI. These transactions were approved by the Board of Directors and the Company realized a gain from these transactions of $284,000 which has been included in gain on sale of securities.

      The Company exchanged 58,789 shares of the Company's common stock, valued at $55,000 and 35,000 shares of ISI, valued at $77,000 with Mezzanine for amounts due to Mezzanine.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
   --------------------------------------------------------------------------
   --------------------------------------------------------------------------


                 Additionally, in 1997, the Company had nonrelated party transactions in which it sold 88,700 shares of Unapix, resulting in total gains of $415,000.

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

      (b)        Other

                 Management and administrative salaries of the Company are allocated to affiliates based upon estimated time devoted to the respective operations. All other allocations of general corporate expense are recorded on a specific identification method. In 1997 and 1996, $510,000 for each year, were allocated to affiliates and deducted from the Company's expenses.

NOTE 5 - SUBORDINATED DEBENTURES


                  Subordinated debentures of the Company consist of the following at December 31, 1997 (in thousands):

                  12% subordinated debentures, due 1999                    $  325

                  9-1/2% convertible subordinated
                    debentures, due 2001                                    1 300


                  8% convertible subordinated debentures
                    due 1999                                                1 175
                                                                           ------

                                                                           $2 800
                                                                           ======

          12% Subordinated Debentures, due 1999

                  These bonds mature on August 31, 1999. Interest is payable in cash semiannually.

                  On October 30, 1997, the Company commenced an exchange offer of its 12% subordinated debentures with a principal balance of $1,625,000 for 9-1/2% convertible subordinated debentures of Mezzanine Financial Corp. ("Mezzanine Corp."), a wholly-owned subsidiary of the Company, due December 31, 2001. Through December 31, 1997, the Company had exchanged $1,300,000 of the 12% subordinated debentures for an equal amount of 9-1/2% convertible subordinated debentures.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
   --------------------------------------------------------------------------
   --------------------------------------------------------------------------


NOTE 5 - SUBORDINATED DEBENTURES (Continued)

                  In connection with the exchange, the Company wrote off, in the fourth quarter of 1997, approximately $106,000 of original issuance discount related to the 12% subordinated debentures, which has been classified as an extraordinary item in the accompanying consolidated financial statements.

                  In January 1998, the Company exchanged the remaining $325 of 12% subordinated debentures for an equal amount of 9-1/2% convertible subordinated debentures.

                  9-1/2% Convertible Subordinated Debentures

                  Mezzanine Corp. was created to engage in the business of providing capital in high yield debt situations of mid-market companies and to provide asset-based lending directly to or in participation with other commercial lenders.

                  The 9-1/2% convertible subordinated debentures consist of two separate notes ("Note A", "Note B", and collectively the "Notes") of equal value and are due December 31, 2001. Note A is convertible, at the option of the holder, into common stock of the Company ("Helm Shares") at a conversion price of $1.25 per share. Note B is convertible, at the option of the holder, into common stock of ISI, held by the Company, at a conversion price of $2.75 per share.

                  ISI will not be obligated, directly or indirectly, to provide principal or interest payments with respect to the Notes. Interest on the Notes will be paid semi-annually on June 30 and December 31 of each year commencing December 31, 1997. Although Mezzanine Corp. and the Company are the only obligors with respect to the payment of principal and interest with respect to the Notes, Mezzanine Corp., Helm and ISI jointly agree to provide the registration rights with respect to the Helm Shares or ISI Shares.

          8% Convertible Subordinated Debentures, due 1999

                 The 8% subordinated convertible debentures are held by certain officers of the Company. The debentures bear interest at 8% per annum, payable on a quarterly basis, and are convertible, at the option of the holder, into common stock of the Company at a conversion price of $6.60 per share and will mature on December 1, 1999. The debentures were purchased by the officers with their individual promissory notes in the face amount of the debentures, each bearing interest at 9% per annum and are due December 1, 1999. At December 31, 1997, $175,000 of promissory notes receivable were outstanding. Principal payments may be made by the officers up to a maximum of 10% of the total amounts of the notes annually and may be paid in cash or securities of the Company or its subsidiaries.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
   --------------------------------------------------------------------------
   --------------------------------------------------------------------------


NOTE 6 - LIABILITIES

                 Accrued expenses consist of the following at December 31, 1997 (in thousands):

                      Payroll related expenses                    $257
                      Income taxes                                  65
                      Other                                        359
                                                                   ---
                                                                  $681
                                                                  ====



NOTE 7 - INCOME TAXES

                 The Company and its eligible subsidiaries file a consolidated Federal income tax return. Other subsidiaries and affiliates file separate income tax returns.

                 The Company has approximately $22,232,000 of net operating loss carryovers for Federal income tax purposes, of which $4,800,000, $5,400,000 and $3,400,000 expire in 1998, 1999 and 2000, respectively, the remainder of which expire through 2011. Certain of these loss carryforwards are subject to future limitations in usage. During 1997, the Company utilized $2,259,000 of net operating loss carryovers to offset 1997 taxable income.

                 Net deferred income taxes as of December 31, 1997 consisted of the following (in thousands):

                                                                    Deferred Tax
                                                                        Asset
                                                                        -----
Tax benefit of net operating loss carryovers                           $7,757

Tax basis in excess of book basis of
   investments in unconsolidated subsidiaries                           1,557

Expenses accrued for financial reporting
   purposes not deducted for tax purposes, net                            282

Other                                                                      65
                                                                       ------
Deferred tax asset                                                      9,661

Valuation allowance                                                    (9,661)
                                                                       ------
             Net deferred tax asset                                    $    -
                                                                       ======

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
   --------------------------------------------------------------------------
   --------------------------------------------------------------------------


NOTE 8 - PREFERRED STOCK

                 The Company has authorized the issuance of 5,000,000 shares of $.01 par preferred stock, which have been issued in three types of series which, as of December 31, 1997, are as follows:

         Series A preferred stock                                 18,250

         Series A 8% cumulative convertible
           preferred stock                                        12,955

         Series B 8% cumulative convertible
           preferred stock                                         2,000
                                                                  ------
                                                                  33,205
                                                                  ======


                 The Series A preferred stock has a stated value of $50.00 per share and each share is convertible into 3.3 shares of common stock at the greater of $15.00 or 66-2/3% of the then common stock market price.

                 During 1997, the Company redeemed 3,000 shares of Series A preferred stock from two officers of the Company in satisfaction of $150,000 in promissory notes held by the Company.

                 The Series A 8% cumulative convertible preferred stock with a stated value of $100.00 per share was issued in connection with a debenture refinancing in 1993. The shares are convertible into common shares at an exercise price of $0.96 for each $1.00 of stated value.

                 During 1997, 795 shares of Series A 8% convertible preferred stock were converted to common stock.

                 The Series B 8% cumulative convertible preferred stock with a stated value of $100.00 per share was also issued in connection with the debenture refinancing. The shares are convertible into common shares at an exercise price of $0.94 for each $1.00 of stated value.

                 Series A and B 8% cumulative convertible preferred stock provide the holders with voting rights in proportion with the respective shares of common stock that may be converted. The aggregate amount of unpaid dividends in arrears on the Series A and Series B preferred stock was $498,000 at December 31, 1997.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
   --------------------------------------------------------------------------
   --------------------------------------------------------------------------


NOTE 9 - STOCK OPTIONS AND WARRANTS

                 The Company applies APB No. 25 and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                 The 1982 Incentive Stock Option Plan (the "Plan"), as amended, provides for the issuance of options to purchase up to 116,667 shares of common stock. Options are granted at market value on the date of the grant. In 1997 and 1996, no options were granted under this plan.

                 No options were exercised during 1997 and 1996. During 1997 and 1996, 25,369 and 1,234 options expired, respectively.

                 The options outstanding under the Plan at December 31, 1997 are as follows:


                                                                            Options
                                                                          exercisable
                         Shares                                             as of
 Expiration            subject to                                       December 31,
 date                    option             Option price                    1997
 ----                    ------             ------------                    ----
1998                      8,333                $9.375                       8,333

2000                      5,000                $3.75                        5,000

2001                     10,335                $3.75 to                    10,335
                                               $7.50(1)
                         ------                                            ------
                         23,668                                            23,668
                         ======                                            ======

--------------


(1) The weighted average exercise price per share for these options is $4.54.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
   --------------------------------------------------------------------------
   --------------------------------------------------------------------------


NOTE 9 - STOCK OPTIONS AND WARRANTS (continued)

                 In June of 1993, the Company issued 16,667 options at an exercise price of $1.50. These options expire after five years and vest over a three-year period. No options were exercised as of December 31, 1997.

                 In 1994, the Board of Directors authorized the grant of 50,000 options at an exercise price of $1.25 per share. These options were granted in 1995. They will vest over a five-year period.

                 In 1997, the Company granted 225,000 options to two executives of the Company with an exercise price of $1.125, fair market value at the date of grant. The options vest immediately and expire in October 2002. Also in 1997, the Company granted to its outside directors, in consideration of services provided, 60,000 options at an exercise price of $1.00, which vest over a three-year period and expire in October 2002. At December 31, 1997, 30,000 options were exercisable. The fair value of the options granted was minimal.

                 In 1994, the Company issued 50,000 warrants at an exercise price of $1.25 per share, which have a five-year vesting period.

                 In 1996, the Company issued 86,098 warrants at an exercise price of $1.25, expiring on December 15, 2006, in exchange for the cancellation of certain 8% debentures.

                 SFAS No. 123 requires the Company to provide pro forma information regarding net earnings (loss) and earnings (loss) per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Blacks-Sholes option-pricing model with the following weighted average assumptions used for the 1997 grants; no dividend yield, expected volatility of 40%, risk free interest rate of $6.5%, expected life of five years. The pro forma effect of the options granted in 1997 would have been to reduce income from continuing operations by $115,000 or $.04 per share. There were no grants in 1996.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
   --------------------------------------------------------------------------
   --------------------------------------------------------------------------


NOTE 10 - SHARES RESERVED FOR FUTURE ISSUANCE

                  Shares reserved for future issuance at December 31, 1997 are as follows:

                                                                      Shares
                                                                      ------
        Conversion of preferred stock                                1,622,000

        Conversion of 9 1/2% convertible
           subordinated debentures                                     520,000

        Conversion of 8% convertible
           subordinated debentures                                     178,000

        Warrants to purchase common stock                              136,000

        Shares reserved for stock options
         including options granted                                     243,000
                                                                     ---------
        Total shares reserved for future issuance                    2,699,000
                                                                     =========


NOTE 11 - COMMITMENTS

                  The Company has employment contracts with an annual term expiring June 30, 1998 with two of its officers. The officers have agreed, in lieu of annual base compensation, to receive 7.5% and 3.75% of EBT, as defined. As of December 31, 1997, no amounts were due under these contracts. The employment contracts, along with those for two additional officers of the Company, also include a provision for lump-sum payments in the event of a change in control of the Company. Payments to each officer are limited to 2.99 times their average compensation (as defined) during the prior five-year period. The change in control payments would approximate $2.2 million at December 31, 1997. The agreements also provide for severance and other payments in the event the officers do not complete the original terms of the agreements or do not stay at the Company until age 65.


NOTE 12 - DISCONTINUED OPERATIONS

                  On July 31, 1997, the Company's subsidiary, Interpak Holdings, Inc. sold its Interpak Terminal units, located in Houston, Texas and Edison, New Jersey, to Katoen Natie N.V., a privately-held Belgium corporation, for a cash purchase price of $2.2 million, of which $250,000 is held in reserve (the "escrow") until July 31, 2000. The Company has recorded a reserve of approximately $125,000 in connection with the escrow in anticipation of certain post-closing adjustments, as defined.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
   --------------------------------------------------------------------------
   --------------------------------------------------------------------------


                  The results of Interpak have been classified as discontinued operations in the accompanying financial statements, as follows:



                                                               Seven months                          Year ended
                                                              ended July 31,                        December 31,
                                                                   1997                                 1996
                                                                   ----                                 ----
                                                                               (in thousands)
Revenues                                                          $10,608                              $18,065
                                                                  -------                              -------

Operating expenses                                                  8,330                               13,814

Selling, general and                                                1,947                                3,707
     administrative
     expense

Equity in affiliates                                                 (58)                                 (96)

Expense related to                                                      -                                  250
     settlement of lawsuit

Nonrecurring warehouse                                                  -                                  335
     organization

Interest expense, net                                                 294                                  464
                                                                  -------                              -------

                                                                   10,513                               18,474
                                                                  -------                              -------

Net income (loss)                                                 $    95                              $  (409)
                                                                  =======                              =======



NOTE 13 - STATEMENT OF CASH FLOWS

                  Supplemental disclosures of cash flow information:


                                                                                      Year ended
                                                                                     December 31,
                                                                               1997               1996
                                                                               ----               ----
                                                                                    (in thousands)

      Interest paid                                                                $240               $824

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
   --------------------------------------------------------------------------
   --------------------------------------------------------------------------


      Noncash transactions relating to investing and financing activities:

                                                                    Year ended
                                                                    December 31,
                                                              1997               1996
                                                              ----               ----
                                                               (in thousands)

Repayment of officers' notes receivable
   by exchange of preferred stock                             $150               $150

Issuance of stock for directors fees                            24                  -

Issuance of stock in exchange
   for debts to affiliates                                     408                 22

Exchange of investment in Mezzanine
   for reduction in notes payable                              100                  -

Reduction of notes payable and interest
   accrued expenses in exchange for
   common stock of affiliates                                  199                287

Note payable issued for partial payment
   of law settlement                                             -                149

Exchange of promissory note receivable
   for reduction of notes payable                              125                134

Issuance of stock in exchange for stock
   of affiliate                                                300                  -

Issuance of stock for interest previously
   accrued                                                     165                  -

                                EXHIBIT INDEX


         3.1 Certificate of Incorporation [incorporated by reference to Exhibit(3)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1980 (the "1980 Form 10-K")]

         3.2 Certificate of Amendment to Certificate of Incorporation dated June 7, 1983 [incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1985 (the "1985 Form 10-K")]

         3.3 By-laws [incorporated by reference to Exhibit (3)(ii) to the 1980 Form 10-K]

         3.4 Amendment to By-laws dated as of August 27, 1982 [incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1982 (the "1982 Form 10-K")]

         3.5 Certificate of Amendment to Certificate of Incorporation dated July 7, 1987 [incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1987 (the "1987 Form 10-K")]

         3.6 Certificate of Amendment to Certificate of Incorporation dated July 21, 1986 [incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-2 (Registration No. 33-32834) (the "S-2")]

         3.7 Certificate of Amendment to Certificate of Incorporation dated December 8, 1989 [incorporated by reference to Exhibit 3.7 to the S-2]

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

                                EXHIBIT INDEX


         3.11 Certificate of Designation relating to Series B 8% Cumulative Convertible Preferred Stock [incorporated by reference to
                  Exhibit 3.11 to the 1995 Form 10-K]

         3.12 Certificate of Amendment to Certificate of Incorporation dated October 31, 1997 *

         4.1 Form of Helm Resources, Inc. 12% Subordinated Debenture due August 31, 1999 (incorporated by reference to Exhibit 4.4 to the 1990 10-K).

         4.2 Form of Helm Resources, Inc. 8% Subordinated Convertible Debenture due September 30, 1999 (incorporated by reference to
                  Exhibit 4.5 to the 1990 10-K).

         4.3 Form of Helm Resources, Inc. Class A Common Stock Purchase Warrant due January 31, 1999 [incorporated by reference to
                  Exhibit 4.4 to the 1995 Form 10-K].

         4.4 Form of Helm Resources, Inc. Class B Common Stock Purchase Warrant due January 31, 1999 [incorporated by reference to
                  Exhibit 4.5 to the 1995 Form 10-K].

         4.5 Form of Helm Resources, Inc. Employee Warrant Agreement granted October 29, 1997.*

         10.1 Employment Agreement dated January 1, 1988 between InterSystems, Inc. and Herbert M. Pearlman [incorporated by reference to Exhibit 10.18 to the S-2].

         10.2 Employment Agreement dated January 1, 1988 between InterSystems, Inc. and David S. Lawi [incorporated by reference to Exhibit 10.19 to the S-2].

         10.3 Employment Agreement dated January 1, 1988 between InterSystems, Inc. and Daniel T. Murphy [incorporated by reference to Exhibit 10.20 to the S-2].

         10.4 Employment Agreement dated January 1, 1988 between InterSystems, Inc. and Walter M. Craig, Jr. [incorporated by reference to Exhibit 10.21 to the S-2].

         10.5 Employment Agreement dated as of January 1, 1990 between the Company and Herbert M. Pearlman [incorporated by reference to
                  Exhibit 10.22 to Post-Effective Amendment No.1 to the S-2, as filed with the Commission on October 10, 1990 ("Amendment No. 1")].

         10.6 Employment Agreement dated as of January 1, 1990 between the Company and David S. Lawi [incorporated by reference to
                  Exhibit 10.23 to Amendment No. 1].

         13.1 The Company's Annual Report to Stockholders for the year ended December 31, 1997 [incorporated by reference to this document as filed with the Commission].

         21       List of Subsidiaries*


        *Filed herewith