Form 10QSB
period 1998-03-31
HELM CAPITAL GROUP INC
filed 1998-05-15
CIK 351685

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15 (b)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended: March 31, 1998

                         Commission File Number: 1-8292

                            HELM CAPITAL GROUP, INC.
              (Exact name of registrant as specified in character)


         Delaware                                   59-0786066
         --------                                   ----------

         State or other jurisdiction of             IRS Employer
         Incorporation or organization            Identification No.


                               537 Steamboat Road
                          Greenwich, Connecticut 06830
                          ----------------------------
                    (Address of principal executive offices)

                                  203-629-1400
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrants (1) has filed all reports required to be filed by section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   /X/          NO  / /

         As of May 8, 1998, there were 3,729,000 shares of the Company's common stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION
                      HELM CAPITAL GROUP, AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1998

                                 (IN THOUSANDS)
                                   (UNAUDITED)


ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                                 $   67
Loan receivable from affiliates                                            1,208
Prepaid expenses                                                              25
Due from affiliates                                                           60
Due from officer                                                             125
Other                                                                         18
                                                                          ------
         TOTAL CURRENT ASSETS                                              1,503

INVESTMENTS IN AFFILIATES                                                  1,107

OTHER ASSETS                                                                  31

CASH HELD IN ESCROW, LESS RESERVE                                            125
                                                                          ------
                                                                          $2,766
                                                                          ======

                      HELM CAPITAL GROUP, AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1998

                                 (IN THOUSANDS)
                                   (UNAUDITED)



LIABILITIES AND SHAREHOLDERS'
(DEFICIENCY)

CURRENT LIABILITIES:
Accrued interest                                                        $    60
Accrued expenses                                                            577
                                                                        -------
         TOTAL CURRENT LIABILITIES                                          637

SUBORDINATED DEBENTURES                                                   2,800

ACCRUED EXPENSES PAYABLE IN
     COMMON STOCK                                                           575

OTHER LIABILITIES                                                            35
                                                                        -------
         TOTAL LIABILITIES                                                4,047

SHAREHOLDERS DEFICIENCY (NOTE 4)                                         (1,281)
                                                                        -------
                                                                        $ 2,766
                                                                        =======

                      HELM CAPITAL GROUP, AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,

                                                            1998            1997
                                                          -------         -------
REVENUES                                                  $    80         $    24

COSTS, EXPENSES, AND OTHER:
     Selling, general and administrative expenses              44             110
     Gain on sale of securities                                --            (307)
     Equity in net (earnings) losses of affiliates             (9)             36
     Interest and debt expense                                 55              91
     Other                                                    (34)             --
                                                          -------         -------
       TOTAL COSTS, EXPENSES AND OTHER                         56             (70)
                                                          -------         -------
INCOME FROM CONTINUING OPERATIONS                              24              94

DISCONTINUED OPERATIONS                                        40              91
                                                          -------         -------
NET INCOME                                                $    64         $   185
                                                          =======         =======

Earnings Per Share - Basic and Diluted
     Continuing operations                                $    --         $   .02
     Discontinued operations                                  .01             .04
                                                          -------         -------
                                                          $   .01         $   .06
                                                          =======         =======

Average common shares outstanding                           3,720           2,511
                                                            =====           =====

                      HELM CAPITAL GROUP, AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                           Three Months Ended
                                                                March 31,

                                                           1998          1997
                                                          -----         -----

Net cash used by operating activities                     $ (82)        $(233)
                                                          -----         -----
Cash flows from investing activities:
         Loans originated                                  (898)           --
         Loan repaid                                        650            --
         Investment in affiliate                           (100)           --
         Loan to officer                                   (125)           --
         Proceeds from sales of securities                   --           374
                                                          -----         -----
                                                           (473)          374
                                                          -----         -----
Cash flows from financing activities:
         (Decrease) in notes payable and
              long-term debt                                 --          (171)
                                                          -----         -----
NET (DECREASE) IN CASH                                     (555)          (30)

CASH BEGINNING OF PERIOD                                    622            61
                                                          -----         -----
CASH END OF PERIOD                                        $  67         $  31
                                                          =====         =====

Supplemental disclosure of cash flow information:
         Cash paid for taxes                                 65            --

Noncash transactions:
         Repayment of officer's note receivable by
              exchange of preferred stock                   175            --

                      HELM CAPITAL GROUP, AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998


Note 1. Management believes the accompanying unaudited condensed consolidated financial statements of Helm Capital Group, Inc., and subsidiaries (the Company) include all adjustments (consisting of only normal recurring accruals) required to present fairly the financial statements for the periods presented. The results of operations for any interim period are not necessarily indicative of the annual results of operations.

Note 2 -  Earnings (Loss) Per Share

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

          For the three months ended March 31, 1998 and 1997, potential dilutive securities had an anti-dilutive effect and accordingly were not included in the calculation of diluted earnings (loss) per common share.

          The following illustrates the components' income (loss) from continuing operations utilized in the computation of earnings (loss) per share (in thousands):


                                                     Three Months Ended
                                                          March 31,

                                                     1998         1997
                                                     ----         ----
Income from continuing operations                    $ 24         $ 94

Dividends on preferred stock                          (30)         (30)
                                                     ----         ----
Numerator for basic and diluted income (loss)
     from continuing operations                      $ (6)        $ 64
                                                     ====         ====


         For the three months ended March 31, 1998 and 1997, certain securities were not included in the calculation of diluted earnings because of their anti-dilutive effect, those securities are as follows (in thousands):


                                                           1998             1997
                                                          Shares           Shares
                                                          ------           ------

Stock options                                               243              183
Stock warrants                                              136              136
Shares issuable on conversion of
     preferred shares                                     1,591            1,722
Shares issuable on conversion of
     subordinated debentures                                798              235
                                                          -----            -----
                                                          2,768            2,276
                                                          =====            =====


          The adoption of SFAS 128 had no effect on net loss per common share for the three months ended March 31, 1997, accordingly, no restatement was necessary.

Note 3. Summarized Financial Data (in thousands):

Intersystems, Inc.                                           Three Months Ended
(16% owned in 1998 and 19% in 1997)                                March 31,

                                                             1998           1997
                                                             ----           ----
REVENUES

Operating expenses                                         $8,187         $5,484
                                                           ------         ------
Selling, general and administrative expenses
Interest expense (net)                                      5,787          3,551
                                                            1,770          1,579
TOTAL COST AND EXPENSES                                       400            334
                                                           ------         ------
NET INCOME                                                  7,957          5,464
                                                           ------         ------
                                                           $  230         $   20
                                                           ======         ======


Note 4. Stockholders Equity (in thousands)



                                                         Common  Stock               Additional
                            Preferred Stock              $.01 par value                    Paid
                               Shares     Amount         Shares         Amount        in Capital
                               ------     ------         ------         ------        ----------

Balance
Jan. 1, 1998                    33         $ --           3,703        $     37        $ 20,848

Preferred stock
received from
officers in
connection with
retirement of debt              (3)          --              --              --            (175)

Common stock
issued                          --           --              27              --              --
                               ---         ----           -----        --------        --------
Balance
March 31, 1998                  30         $ --           3,730        $     37        $ 20,673
                               ===         ====           =====        ========        ========

                                Retained
                                Earnings
                                (Deficit)      Treasury Stock        Total
                                ---------      --------------        -----

Balance
January 1, 1998                 $(22,026)        $    (29)        $ (1,170)

Preferred stock received
from officers in
connection with
retirement of debt                    --               --             (175)

Net income                            64               --               64
                                --------         --------         --------
Balance
March 31, 1998                  $(21,962)        $    (29)        $ (1,281)
      === ====                  ========         ========         ========




Note 5.

     On July 31, 1997, the Company's subsidiary, Interpak Holdings, Inc., sold its Interpak Terminals units, located in Houston, Texas and Edison, New Jersey to Katoen Natie N.V., a privately-held Belgium corporation, for a cash purchase price of $2.2 million of which $250,000 is held in escrow until July 31, 2000.

     The results of Interpak have been classified as discontinued operations in the accompanying financial statements as follows:

                                                           Three Months Ended
                                                             March 31, 1997
                                                             (In Thousands)

REVENUES                                                          $4,620
                                                                 -------
Operating expenses                                                 3,562
Selling, general and administrative expenses                         874
Equity in affiliates                                                (25)
Interest expense                                                     118
                                                                 -------
TOTAL COST AND EXPENSES                                            4,529
                                                                 -------
NET INCOME                                                       $    91
                                                                 =======

     In the first quarter of 1998 the Company received additional proceeds of $40,000 upon settlement of an Interpak liability.


Note 6.

     During the three months ended March 31, 1997, the Company sold 71,200 shares of Unapix common stock at a gain of $307,000.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

     Income from continuing operations was $24,000 in the three months ended March 31, 1998 compared to $94,000 in the three months ended March 31, 1997. The 1997 period benefited from a gain of $307,000 on the sale of securities but was partly offset by higher general and administrative expense and interest expense.

     Revenues of $80,000 in the 1998 period consisted of interest income from lending activities compared to $24,000 in 1997 which consisted of participating interests in seismic data sales. Future revenues are expected to be derived primarily from the Company's focus on financial services.

     General and administrative expenses decreased by $66,000 (60%) in 1998 primarily due to reductions in salary expense.

     Equity in earnings of affiliates increased to $9,000 in 1998 compared with a loss of $36,000 in 1997 due to the change in the Company's share of Intersystems' increased income in 1998 (note 3).

     Interest and debt expense decreased by $36,000 (67%) in 1998 due to reductions in outstanding debt.

     Other income in 1998 consists primarily of royalty income from an affiliate.

     Income from discontinued operations relates to Interpak Terminals as described in note 5.

Impact of Inflation

     Inflation has not had a significant impact on the Company's operations.

Liquidity and Capital Resources

     Operating activities used cash of $82,000. Another $473,000 was used for investing activities, primarily for loans, which together reduced the beginning cash balance of $622,000 by $555,000 resulting in cash at March 31, 1998 of $67,000.

     Future liquidity sources will consist of interest income from lending activities, reimbursement of general and administrative expenses from subsidiaries and affiliates, and possible sales of investment securities. On a longer term basis, the Company may be required to seek additional liquidity through debt and equity offerings of the Company and/or its subsidiaries or affiliates.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.







                                           HELM CAPITAL GROUP, INC.



Date: May 8, 1998                          /s/ Daniel T. Murphy
                                           --------------------

                                           Daniel T. Murphy
                                           Executive Vice President
                                           Chief Accounting and
                                           Financial Officer