Form 10-Q
period 1998-06-30
HELM CAPITAL GROUP INC
filed 1998-08-14
CIK 351685

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15 (b)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended: June 30, 1998

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

                                  YES X    NO___

As of August 12, 1998, there were 3,829,000 shares of the Company's common stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION
                      HELM CAPITAL GROUP, AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1998

                                 (IN THOUSANDS)
                                   (UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents               $   26
Loan receivable from affiliates          1,586
Prepaid expenses                            23
Due from affiliates                         83
Due from officer                            50
Other                                       18
                                        ------

         TOTAL CURRENT ASSETS            1,786

Investments in Affiliates                1,114

Other Assets                                27

Cash Held in Escrow, Less Reserve          125
                                        ------
                                        $3,052
                                        ======

                      HELM CAPITAL GROUP, AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1998

                                 (IN THOUSANDS)
                                   (UNAUDITED)



LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)
CURRENT LIABILITIES:
Accrued interest                         $   120
Accrued expenses                             572
                                         -------
         TOTAL CURRENT LIABILITIES           692

Subordinated Debentures                    2,770

Accrued Expenses Payable in
     Common Stock                            575

Loan from affiliate                          250

Other Liabilities                             36
                                         -------
         TOTAL LIABILITIES                 4,323

SHAREHOLDERS DEFICIENCY (NOTE 4)          (1,271)
                                         -------
                                         $ 3,052

                                         =======

                      HELM CAPITAL GROUP, AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                          Three Months Ended
                                                               June 30,

                                                           1998           1997
                                                         -------        -------
REVENUES                                                 $    78        $     6
                                                         -------        -------

COSTS, EXPENSES, AND OTHER:
     Selling, general and administrative expenses             36             95
     Gain on sale of securities                              (20)          (171)
     Equity in net (earnings) losses of affiliates           (21)           (42)
     Interest and debt expense                                73             90
                                                         -------        -------
       TOTAL COSTS, EXPENSES AND OTHER                        68            (28)
                                                         -------        -------

INCOME (LOSS) FROM
   CONTINUING OPERATIONS                                      10             34

DISCONTINUED OPERATIONS                                     --               92
                                                         -------        -------
NET (LOSS) INCOME                                        $    10        $   126
                                                         =======        =======

Earnings Per Share - Basic and Diluted
     Continuing operations                               $  (.01)       $  --
     Discontinued operations                                --              .04
                                                         -------        -------
                                                         $  (.01)       $   .04
                                                         =======        =======

Average common shares outstanding                          3,729          2,522
                                                         =======        =======

                      HELM CAPITAL GROUP, AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                          Six Months Ended
                                                               June 30,

                                                          1998           1997
                                                         -------        -------
REVENUES                                                 $   158        $    30
                                                         -------        -------

COSTS, EXPENSES, AND OTHER:
     Selling, general and administrative expenses             80            205
     Gain on sale of securities                              (20)          (478)
     Equity in net (earnings) losses of affiliates           (30)            (6)
     Interest and debt expense                               128            181
     Other                                                   (34)          --
                                                         -------        -------

       TOTAL COSTS, EXPENSES AND OTHER                       124            (98)
                                                         -------        -------

INCOME FROM CONTINUING OPERATIONS                             34            128

DISCONTINUED OPERATIONS                                       40            183
                                                         -------        -------

NET INCOME                                               $    74        $   311
                                                         =======        =======

Earnings Per Share - Basic and Diluted
     Continuing operations                               $  (.01)       $   .03
     Discontinued operations                                 .01            .07
                                                         -------        -------
                                                         $  --          $   .10
                                                         =======        =======

Average common shares outstanding                          3,725          2,517
                                                         =======        =======

                      HELM CAPITAL GROUP, AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                           Six Months Ended
                                                                June 30,

                                                          1998           1997
                                                         -------        -------
Net cash used by operating activities                    $   (57)       $  (212)
                                                         -------        -------

Cash flows from investing activities:
         Loans originated                                 (1,276)          --
         Loan repaid                                         650           --
         Investment in affiliate                            (100)          --
         Repayment of loan to officer                         62           --
         Loan to officer                                    (125)          --
         Proceeds from sales of securities                  --              374
                                                         -------        -------
                                                            (789)           374
                                                         -------        -------
Cash flows from financing activities:
         Increase (decrease) in notes payable and
              long-term debt                                --             (171)
         Loan from affiliate                                 250           --
                                                         -------        -------
                                                             250           (171)
                                                         -------        -------
NET (DECREASE) IN CASH                                      (596)            (9)

CASH BEGINNING OF PERIOD                                     622             61
                                                         -------        -------

CASH END OF PERIOD                                       $    26        $    52
                                                         =======        =======

Supplemental disclosure of cash flow information:
         Cash paid for taxes                             $    65        $  --
                                                         =======        =======

Noncash transactions:
         Repayment of officer's note receivable by
              exchange of preferred stock                $   175           --
         Exchange of debentures for
              Intersystem common stock                        30           --

                      HELM CAPITAL GROUP, AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998


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

         For the three months ended June 30, 1998 and 1997, potential dilutive securities had an anti-dilutive effect and accordingly were not included in the calculation of diluted earnings (loss) per common share.

The following illustrates the components of income (loss) from continuing operations utilized in the computation of earnings (loss) per share (in thousands):


                                                 Three Months              Six Months
                                                 Ended June 30,           Ended June 30,

                                               1998         1997         1998         1997
                                               -----        -----        -----        -----
Income (loss) from continuing operations       $  10        $  34        $  34        $ 128

Dividends on preferred stock                     (30)         (30)         (60)         (60)
                                               -----        -----        -----        -----

Numerator for basic and diluted income
(loss) from continuing operations              $ (20)       $   4        $ (26)       $  68
                                               =====        =====        =====        =====



          For the three and six months ended June 30, 1998 and 1997, certain securities were not included in the calculation of diluted earnings because of their anti-dilutive effect, those securities are as follows (in thousands):


                                          Three Months           Six Months
                                          Ended June 30,        Ended June 30,

                                        1998        1997        1998        1997
                                       Shares      Shares      Shares      Shares
                                       -------     -------     -------     -------
Stock options                              375          90         375          90
Stock warrants                             136         136         136         136
Shares issuable on conversion of
     preferred shares                    1,591       1,713       1,591       1,699
Shares issuable on conversion of
     Subordinated debentures               798         258         798         178
                                       -------     -------     -------     -------
                                         2,900       2,197       2,900       2,103
                                       =======     =======     =======     =======



          The adoption of SFAS 128 had no effect on net loss per common share for the three and six months ended June 30, 1997, accordingly, no restatement was necessary.

Note 3.   Summarized Financial Data (in thousands):

Intersystems, Inc.                                Three Months Ended
------------------
(16% owned in 1998 and 19% in 1997)                     June 30,

                                                    1998         1997
                                                   ------       ------
NET SALES                                          $9,803       $7,481
                                                   ------       ------

Cost of sales                                       7,226        4,950
Selling, general and administrative expenses        1,932        1,703
Interest expense (net)                                434          525
                                                   ------       ------

TOTAL COST AND EXPENSES                             9,592        7,178
                                                   ------       ------

NET INCOME                                         $  211       $  303
                                                   ======       ======


Intersystems, Inc.                                  Six Months Ended
------------------
(16% owned in 1998 and 19% in 1997)                     June 30,

                                                    1998          1997
                                                   -------       -------
NET SALES                                          $17,990       $12,965
                                                   -------       -------

Cost of sales                                       13,013         8,501
Selling, general and administrative expenses         3,702         3,282
Interest expense (net)                                 835           859
                                                   -------       -------

TOTAL COST AND EXPENSES                             17,550        12,642
                                                   -------       -------

NET INCOME                                         $   440       $   323
                                                   =======       =======

Note 4.   Stockholders Equity (in thousands)

                                                           Common          Stock     Additional
                         Preferred          Stock        $.01 par          value        Paid in
                            Shares         Amount          Shares         Amount        Capital
Balance                         33        $   --            3,703       $     37       $ 20,848
Jan. 1, 1998

Preferred stock
received from
officers in
connection with
retirement of debt              (3)           --             --             --             (175)

Common stock issued
                              --              --               27           --             --
                          --------        --------       --------       --------       --------
Balance
June 30, 1998                   30        $   --            3,730       $     37       $ 20,673
                          ========        ========       ========       ========       ========



                                  Retained
                                  Earnings
                                  (Deficit)      Treasury Stock     Total
Balance                           $(22,026)       $    (29)       $ (1,170)
January 1, 1998


Preferred stock received
from officers in connection
with retirement of debt
                                      --              --              (175)

Net income                              74            --                74
                                  --------        --------        --------
Balance
June 30, 1998                     $(21,952)       $    (29)       $ (1,271)
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

     The results of Interpak have been classified as discontinued operations in the accompanying financial statements as follows (in thousands):

                                                Three Months    Six Months
                                                    Ended          Ended
                                                June 30, 1997  June 30, 1997
REVENUES                                           $ 4,626        $ 9,246
                                                   -------        -------

Operating expenses                                   3,475          7,037
Selling, general and administrative expenses           948          1,822
Equity in affiliates                                   (24)           (49)
Interest expense                                       135            253
                                                   -------        -------

TOTAL COST AND EXPENSES                              4,534          9,063
                                                   -------        -------

NET INCOME                                         $    92        $   183
                                                   =======        =======


     In the first quarter of 1998 the Company received additional proceeds of $40,000 upon settlement of an Interpak liability.

     In July 1998, the purchaser asserted claims for indemnification under the purchase agreement in the amount of $690,000. The company has disputed the claims and is in the process of reviewing the items included in the claim. After review and discussion, the purchase agreement provides for an arbitration proceeding to determine the outcome of unresolved items.

     At the closing of the transaction, $250,000 of the purchase price was held in escrow and $125,000 was reserved against it for possible claims.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED June 30, 1998 AND 1997

          Revenues of $78,000 in the 1998 period consisted of interest income from lending activities compared to $6,000 in 1997 which consisted of participating interests in seismic data sales. Future revenues are expected to be derived primarily from the Company's focus on financial services.

     General and administrative expenses decreased by $59,000 (63%) in 1998 primarily due to reductions in salary expense.

     Gain on sale of securities of $20,000 is a gain on Intersystems common stock issued at market value to retire $30,000 principal amount of 8% convertible subordinated debentures held by two officers of the Company. The gain of $171,000 in 1997 represents a gain from the sale of 16,000 shares of Unapix common stock and 50,000 shares of Intersystems common stock issued at market to Intersystems in partial payment of advances payable.

     Income from discontinued operations relates to Interpak Terminals as described in note 5.


SIX MONTH PERIODS ENDED June 30, 1998 AND 1997

     Revenues of $158,000 in the 1998 period consisted of interest income from lending activities compared to $30,000 in 1997 which consisted of participating interests in seismic data sales. Future revenues are expected to be derived primarily from the Company's focus on financial services.

     General and administrative expenses decreased by $125,000 (61%) in 1998 due to reductions in salary expense.

     Gain on sale of securities in 1998 is the gain described above for the three months ended June 30, 1998. The gain in 1997 includes the gains described above for the three months ended June 30, 1997 and a gain of $307,000 from the sale of 71,200 shares of Unapix common stock in the first quarter of 1997.

     Interest and debt expense decreased by $53,000 (29%) from $181,000 in 1997 to $128,000 in 1998 due to reductions in outstanding debt.

     Other income in 1998 consists primarily of royalty income from an affiliate.

     Income from discontinued operations relates to Interpak Terminals. In July 1998 the purchaser of Interpak Terminals asserted claims for indemnification under the purchase agreement - see Note 5.

Impact of Inflation

     Inflation has not had a significant impact on the Company's operations.

Liquidity and Capital Resources

     Operating activities used cash of $57,000. Another $789,000 was used for investing activities, primarily for loans, and $250,000 was provided by loans from affiliates. The net activity reduced the beginning cash balance of $622,000 by $596,000 resulting in cash at June 30, 1998 of $65,000.

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







                                            HELM CAPITAL GROUP, INC.



Date:     August 12, 1998                   /s/ Daniel T. Murphy
                                            --------------------

                                            Daniel T. Murphy
                                            Executive Vice President
                                            Chief Accounting and
                                            Financial Officer