Form 10QSB
period 1998-09-30
HELM CAPITAL GROUP INC
filed 1998-11-18
CIK 351685

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (b)
                     of the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 1998

                         Commission File Number: 1-8292

                            HELM CAPITAL GROUP, INC.
               (Exact name of registrant as specified in charter)

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

                                 YES /X/ NO / /

         As of November 11, 1998, there were 3,829,000 shares of the Company's common stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION
                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1998

                                 (IN THOUSANDS)
                                   (UNAUDITED)

ASSETS



Cash and cash equivalents                                                 $   42
Loans receivable from affiliates                                           2,261
Prepaid expenses                                                              22
Due from affiliates                                                           71
Due from officer                                                              50
Investments in affiliates                                                    981
Other Assets                                                                  82
Cash Held in Escrow, Less Reserve                                            125
                                                                          ------
                                                                          $3,634
                                                                          ======

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1998

                                 (IN THOUSANDS)
                                   (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)

Accrued interest                                                        $   111
Accrued expenses                                                            640
Due to affiliates                                                           110
Note payable to bank                                                        500
8% Convertible Subordinated Debentures
     Due to Management                                                    1,145
Subordinated Debentures                                                   1,425
Accrued Expenses Payable in
     Common Stock                                                           575
Loan from affiliate                                                         250
Other Liabilities                                                            30
                                                                        -------
         TOTAL LIABILITIES                                                4,786
SHAREHOLDERS DEFICIENCY (NOTE 4)                                         (1,152)
                                                                        -------
                                                                        $ 3,634
                                                                        =======

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                             Three Months Ended
                                                                September 30,
                                                              1998       1997
                                                             -------    -------
REVENUES                                                     $    67    $    --
                                                             -------    -------
COSTS, EXPENSES, AND OTHER
    Selling, general and administrative expenses                  43        296
    Gain on sale of securities                                   (74)       (37)
    Equity in net (earnings) of affiliates                        17        (43)
    Increase in underlying equity of Intersystems, Inc.           --       (501)
    Interest and debt expense                                     62         94
                                                             -------    -------
       TOTAL COSTS, EXPENSES AND OTHER                            48       (191)
                                                             -------    -------
INCOME FROM  CONTINUING OPERATIONS                                19        191
                                                             -------    -------
DISCONTINUED OPERATIONS
    Income (loss) from operations of Interpak                     --        (88)
    Gain on disposal of Interpak, net of income
         taxes of $65
                                                                  --      2,324
                                                             -------    -------
                                                                  --      2,236
                                                             -------    -------
NET INCOME                                                   $    19    $ 2,427
                                                             =======    =======
Basic Earnings Per Share:
    Continuing operations                                    $    --    $   .06
    Discontinued operations                                       --        .86
                                                             -------    -------
                                                             $    --    $   .92
                                                             =======    =======
Diluted Earnings Per Share:
    Continuing operations                                    $    --    $   .04
    Discontinued operations                                       --        .53
                                                             -------    -------
                                                             $    --    $   .57
                                                             =======    =======
Average common shares outstanding:
    Basic                                                      3,796      2,592
                                                             =======    =======
    Assuming Dilution                                          3,796      4,211
                                                             =======    =======

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                             Nine Months Ended
                                                                September 30,
                                                               1998      1997
                                                               ----      ----
REVENUES                                                     $   225    $    30
                                                             -------    -------
COSTS, EXPENSES AND OTHER
    Selling, general and administrative expenses                 123        502
    Gain on sale of securities                                   (94)      (515)
    Equity in net (earnings) of affiliates                       (13)       (49)
    Increase in underlying equity of Intersystems, Inc.                    (501)
    Interest and debt expense                                    190        274
    Other                                                        (34)        --
                                                             -------    -------
       TOTAL COSTS, EXPENSES AND OTHER                           172       (289)
                                                             -------    -------
INCOME FROM CONTINUING OPERATIONS                                 53        319

DISCONTINUED OPERATIONS
    Income (loss) from operations of Interpak                     --         95
    Gain on disposal of Interpak, net of income
         taxes of $65 in 1997                                     40      2,324
                                                             -------    -------
                                                                  40      2,419
                                                             -------    -------
NET INCOME                                                   $    93    $ 2,738
                                                             =======    =======
Basic Earnings Per Share:
    Continuing operations                                    $  (.01)   $   .09
    Discontinued operations                                      .01        .95
                                                             -------    -------
                                                             $    --    $  1.04
                                                             =======    =======
Diluted Earnings Per Share:
    Continuing operations                                    $  (.01)   $   .06
    Discontinued operations                                      .01        .58
                                                             -------    -------
                                                             $    --    $   .64
                                                             =======    =======
Average common shares outstanding:
    Basic                                                      3,748      2,541
                                                             -------    -------
    Assuming Dilution                                          3,748      4,160
                                                             =======    =======

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              Nine Months Ended
                                                                September 30,
                                                              1998        1997
                                                             -------    -------
Net cash used by operating activities                        $   (76)   $  (424)
                                                             -------    -------
Cash flows from investing activities:
    Loans originated                                          (1,951)        --
    Load repaid                                                  650         --
    Investment in affiliate                                     (100)        --
    Repayment of loan to officer                                  62         --
    Loan to officer                                             (125)        --
    Proceeds from sales of securities                            100        474
                                                             -------    -------
                                                              (1,364)       474
                                                             -------    -------
Cash flows from financing activities:
    Increase (decrease) in notes payable
         and long-term debt                                      500       (171)
    Loan from affiliates                                         360         --
                                                             -------    -------
                                                                 860       (171)
                                                             -------    -------
NET (DECREASE) IN CASH                                          (580)      (121)
CASH BEGINNING OF PERIOD                                         622        155
                                                             -------    -------
CASH END OF PERIOD                                           $    42    $    34
                                                             =======    =======
Supplemental disclosure of cash flow information:
    Cash paid for taxes                                      $    65    $     6
                                                             =======    =======
Noncash transactions:
    Repayment of officer's note receivable by
         exchange of preferred stock                         $   175         --
    Exchange of debentures for
         Intersystem and Helm common stock                       230         --

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

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

The following illustrates the components of income (loss) from continuing operations utilized in the computation of earnings (loss) per share (in thousands):

                                                Three Months       Nine Months
                                                   Ended             Ended
                                                September 30,     September 30,
                                               --------------    --------------
                                               1998     1997     1998     1997
                                               -----    -----    -----    -----
Income (loss) from continuing operations       $  19    $ 191    $  53    $ 319

Dividends on preferred stock                     (30)     (30)     (90)     (90)
                                               -----    -----    -----    -----
Numerator for basic income (loss)
from continuing operations                     $ (11)   $ 161    $ (37)   $ 229
                                               =====    =====    =====    =====

         For the three and nine months ended September 30, 1998 and 1997, certain securities were not included in the calculation of diluted earnings because of their anti-dilutive effect, those securities are as follows (in thousands):

                                               Three Months         Nine Months
                                                  Ended               Ended
                                               September 30,       September 30,
                                               -------------       -------------
                                              1998      1997      1998      1997
                                             Shares    Shares    Shares    Shares
                                             ------    ------    ------    ------
Stock options                                  375        90       375        90
Stock warrants                                 136       136       136       136
Shares issuable on conversion of
     preferred shares                        1,585        50     1,585        50
Shares issuable on conversion of
     Subordinated debentures                   736       238       736       238
                                             -----     -----     -----     -----
                                             2,832       514     2,832       514
                                             =====     =====     =====     =====

         The adoption of SFAS 128 had no effect on net income per common share for the three and nine months ended September 30, 1997, accordingly, no restatement was necessary.

Note 3. Summarized Financial Data (in thousands):

Intersystems, Inc.                                            Three Months Ended
(15% owned in 1998 and 19% in 1997)                             September 30,
                                                              1998         1997
                                                             ------       ------
NET SALES                                                    $8,599       $8,095
                                                             ------       ------
Cost of sales                                                 6,297        5,676
Selling, general and administrative expenses                  1,868        1,746
Interest expense (net)                                          414          352
                                                             ------       ------
TOTAL COST AND EXPENSES                                       8,579        7,774
                                                             ------       ------
NET INCOME                                                   $   20       $  321
                                                             ======       ======

Intersystems, Inc.                                            Nine Months Ended
(15% owned in 1998 and 19% in 1997)                             September 30,
                                                             1998         1997
                                                            -------      -------
NET SALES                                                   $26,589      $21,060
                                                            -------      -------
Cost of sales                                                19,310       14,177
Selling, general and administrative expenses                  5,570        5,027
Interest expense (net)                                        1,249        1,211
                                                            -------      -------
TOTAL COST AND EXPENSES                                      26,129       20,415
                                                            -------      -------
NET INCOME                                                  $   460      $   645
                                                            =======      =======

Note 4.   Stockholders Equity (in thousands)

                                                       Common      Stock   Additional
                             Preferred       Stock   $.01 par      value      Paid in
                                Shares      Amount     Shares     Amount      Capital
                                ------      ------     ------     ------      -------
Balance                             33    $     --      3,703   $     37   $ 20,848
Jan. 1, 1998

Preferred stock
received from
officers in
connection with
retirement of debt                  (3)         --         --         --       (175)

Common stock issued                 --          --        127          1         99
                              --------    --------   --------   --------   --------
Balance
September 30, 1998                  30    $     --      3,830   $     38   $ 20,772
                              --------    --------   --------   --------   ========

                                         Retained
                                         Earnings
                                         (Deficit)    Treasury Stock     Total
                                         ---------    --------------     -----
Balance                                  $(22,026)      $    (29)      $ (1,170)
January 1, 1998

Preferred stock received
from officers in
connection with retirement
of debt                                        --             --           (175)

Common stock issued                            --             --            100

Net income                                     93             --             93
                                         --------       --------       --------
Balance
September 30, 1998                       $(21,933)      $    (29)      $ (1,152)
                                         --------       --------       --------

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

         The results of Interpak have been classified as discontinued operations in the accompanying financial statements as follows (in thousands):

                                                       Month           Seven Months
                                                       Ended             Ended
                                                   July 31, 1997      July 31, 1997
                                                   -------------      -------------
REVENUES                                              $ 1,363            $10,608
TOTAL COST AND EXPENSES                                 1,451             10,513
                                                      -------            -------
NET INCOME (LOSS)                                     $   (88)           $    95
                                                      =======            =======

         In the first quarter of 1998 the Company received additional proceeds of $40,000 upon settlement of an Interpak liability.

         In July 1998, the purchaser asserted claims for indemnification under the purchase agreement in the amount of $690,000. The company has disputed the claims made by the purchaser. After review and discussion, the purchase agreement provides for an arbitration proceeding to determine the outcome of unresolved items.

         At the closing of the transaction, $250,000 of the purchase price was held in escrow and $125,000 was reserved against it for possible claims.

Note 6.

         In September 1998, the Company borrowed $500,000 from a commercial bank. The loan is payable $100,000 in September 1999 and $400,000 in September 2000, bears interest at the prime rate, and is guaranteed by two officers of the Company. The Company has also pledged 600,000 shares of Intersystems common stock as collateral for the loan.

Note 7.

         During the third quarter of 1998 an officer of the Company purchased a $100,000 Unapix Entertainment, Inc. 10% convertible subordinated debenture held by a subsidiary for its cost of $100,000. The proceeds were advanced to an affiliate for a participation in commercial loans at an interest rate of 15% per annum. An officer advanced the Company $225,000 at an annual interest rate of 10%, which was in turn advanced to an affiliate, for a participation in commercial loans, at an interest rate of 15% per annum. Prior to September 30, 1998, $180,000 was repaid by the affiliate and the remaining $45,000 due at September 30, 1998 is payable to two officers.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

         Revenues of $67,000 in the 1998 period consisted of interest income from lending activities. No revenue was earned in the 1997 period. Future revenues are expected to be derived primarily from the Company's focus on financial services.

         General and administrative expenses decreased by $253,000 in 1998 primarily due to reductions in salary expense and other expenses not required for the Company's current level of operations.

         Gain on sale of securities of $74,000 is a gain on Intersystems common stock issued at market value to retire $100,000 principal amount of 9 1/2% convertible subordinated debentures.

         The gain of $37,000 in 1997 represents a gain from the sale of 8,200 shares of Unapix common stock. The income in underlying equity of Intersystems of $501,000 in 1997 represents the Company's share of the increase in Intersystems equity arising from the elimination of a redemption provision on an issue of its common stock.

         Interest and debt expense decreased by $32,000 (34%) due to reductions in outstanding debt.

         Income from discontinued operations in 1997 relates to Interpak Terminals as described in note 5.

NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

         Revenues of $225,000 in the 1998 period consisted of interest income from lending activities compared to $30,000 in 1997 which consisted of participating interests in seismic data sales. Future revenues are expected to be derived primarily from the Company's focus on financial services.

         General and administrative expenses decreased by $379,000 (75%) in 1998 due to reductions in salary expense and other expenses not required for the Company's current level of operations.

         Gain on sale of securities in 1998 is the gain described above for the three months ended September 30, 1998 and a $20,000 gain on Intersystems common stock issued at market value in the second quarter to retire 30,000 principal amount of 8% convertible subordinated debentures held by two officers of the Company. For the nine months ended September 30, 1997, the Company sold 79,400 shares of Unapix common stock at a gain of $415,000 and issued 70,060 shares of Intersystems common stock to Intersystems in partial payment of advances for a gain of $100,000.

         Interest and debt expense decreased by $84,000 (31%) from $274,000 in 1997 to $190,000 in 1998 due to reductions in outstanding debt.

         Other income in 1998 consists primarily of royalty income from an affiliate.

         Income from discontinued operations relates to Interpak Terminals. In July 1998 the purchaser of Interpak Terminals asserted claims for indemnification under the purchase agreement - see Note 5.

Impact of Inflation

         Inflation has not had a significant impact on the Company's operations.

Liquidity and Capital Resources

         Operating activities used cash of $76,000 for the nine months ended September 30, 1998. Another $1,364,000 was used for investing activities, primarily for loans, and $860,000 was provided by loans. The net activity reduced the beginning cash balance of $622,000 by $580,000 resulting in cash at September 30, 1998 of $42,000.

         Future liquidity sources will consist of interest income from lending activities, reimbursement of general and administrative expenses from subsidiaries and affiliates, and possible sales of investment securities. On a longer term basis, the Company may be required to seek additional liquidity through debt and equity offerings of the Company and/or its subsidiaries or affiliates.

Year 2000

         The Company plans to begin a study of its computer hardware and vendor supplied software to determine their compliance with year 2000 issues. The study will also include an assessment of year 2000 compliance of third party entities with which the Company has relationships.

                                   PART II

Item 4. Submission of Matters to a Vote of Security-Holders

         On July 9, 1998, the Company held its 1998 Annual Meeting of Shareholders, at which the shareholders elected Herbert M. Pearlman, David S. Lawi, Joseph J. Farley, William Lerner, John Stieglitz and Walter M. Craig, Jr. to serve as directors until the 1999 annual meeting of shareholders and until their successors are elected. The holders of record of 3,195,142 shares of common stock of the Company out of a total of 3,743,941 shares of common stock outstanding on the record date were present, in person or by proxy, at the annual meeting of shareholders. Not less than 3,156,692 shares were voted in favor of the election of each of the 6 nominees as director and not more than 38,450 shares were withheld with respect to any of the 6 nominees.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                           HELM CAPITAL GROUP, INC.

Date:     November 11, 1998                       /s/ Daniel T. Murphy

                                           Daniel T. Murphy
                                           Executive Vice President
                                           Chief Accounting and
                                           Financial Officer