Form 10KSB
period 1998-12-31
HELM CAPITAL GROUP INC
filed 1999-04-15
CIK 351685

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 1998 [FEE REQUIRED]

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 [No Fee Required] For the transition period            to          .

Commission File No. 1-8292

                            HELM CAPITAL GROUP, INC.
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

           Securities registered pursuant to Section l2(g) of the Act:
                          Common Stock, par value $.0l

Check whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

The issuer's revenues for the year ended December 31, 1998 were $298,000. The aggregate market value of the voting stock held by non-affiliates of the issuer is approximately $602,675 based upon the average of the bid and ask price of the issuer's common stock, $.01 par value, as reported by the NASD Electronic Bulletin Board on March 31, 1999 which was $.205.

The number of shares of the registrant's Common Stock, $.01 par value, outstanding on March 31, 1999: 3,833,947.

Documents incorporated by reference:  NONE

Transitional Small Business Format: Yes ____ No X

                                     PART I

ITEM 1. BUSINESS

                                  INTRODUCTION

         HELM CAPITAL GROUP, INC. ("Helm" or the "Company") is principally engaged in the financial services business through a wholly-owned subsidiary. Helm also maintains investments in several other entities described below.

         Formed in 1997, MEZZANINE FINANCIAL CORP. ("Mezzanine"), a Delaware corporation and a wholly-owned subsidiary of Helm, is engaged in the business of making collateralized loans to small businesses.

         In addition, a 14.9% owned affiliate and a public company, INTERSYSTEMS, INC. (together with its wholly-owned subsidiaries, hereinafter "ISI") (AMEX:II), designs, manufactures, sells and leases various agricultural and industrial products primarily used in handling, cleaning and weighing of grain products and for sampling the quality and grade of various industrial and agricultural products through a subsidiary, INTERSYSTEMS, INC., a Nebraska corporation, and provides custom resin compounding services for thermoplastic resin producers through a subsidiary, CHEMTRUSION, INC.

         Through a 19.4% ownership in CORE CAPITAL, INC. ("CCI"), a privately-held Delaware corporation, the Company is engaged in the business of providing credit and credit-related services to small and mid-market business enterprises primarily through the factoring of accounts receivables and through initiating revolving lines of credit and term loans which are secured by the assets of the borrower.

         The Company also maintains a $204,000 limited partnership interest in THE MEZZANINE FINANCIAL FUND, L.P. (the "Fund"), a Delaware limited partnership which makes collateralized loans to companies in a manner similar to Mezzanine Financial Corp.

         Helm maintains an 18% interest in TELETRAK ENVIRONMENTAL SYSTEMS, INC. (OTC Bulletin Board:TAES). See "Recent Developments."

                               RECENT DEVELOPMENTS

             In November 1998, the Company and its majority owned subsidiary, Teletrak Advanced Technology Systems, Inc. (OTC Bulletin Board:TATS), completed the previously announced merger of Teletrak with Advanced Environmental Systems, Inc. ("AES") of Webster, Massachusetts. Under the transaction, AES became a wholly owned subsidiary of Teletrak, and the AES stockholders received shares of Teletrak common stock in exchange for their AES stock. Immediately prior to the transaction, Teletrak effected a reverse stock split and recapitalization, and changed its name to Teletrak Environmental Systems, Inc. The 7.5 million common shares outstanding immediately following the transaction are traded on the NASD Electronic Bulletin Board under the symbol TAES.

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

         Teletrak had been an inactive public company since 1993 as management sought an appropriate merger partner. It had no employees or facilities. Immediately after the merger, Helm became a minority stockholder with approximately 1,353,000 shares, or 18%, of the outstanding common stock and retained two seats on Teletrak's seven member board of directors. Teletrak Environmental Systems, Inc. is located in Webster, Massachusetts. Helm wrote off its investment in Teletrak prior to 1996. On March 31, 1999, the average of the bid and ask prices of Teletrak common stock on the OTB Bulletin Board was $.50.

                              RESULTS OF OPERATIONS

         The Company realized a net loss of $194,000 in 1998. These results are compared to net income of $2,613,000 in 1997, which was attributable principally to a gain on the sale of Interpak Terminals, Inc. ("Interpak"), historically the Company's principal operating subsidiary.

         The Company is a Delaware corporation with its principal offices at 537 Steamboat Road, Greenwich, Connecticut 06830. Its telephone number is (203) 629-1400. Set forth below is a discussion of the principal subsidiary, affiliates and investments of Helm Capital Group, Inc.

MEZZANINE FINANCIAL CORP.

         With the completion of the 1997 sale of Interpak Terminals, Inc. ("Interpak"), historically the Company's principal operating subsidiary, the Company was positioned to bring its primary business activity into the financial services area. Mezzanine Financial Corp. ("Mezzanine"), based in Spring Lake, New Jersey, was organized in 1997 as a wholly-owned subsidiary of the Company to provide capital in high yield "mezzanine" debt situations of small and mid-market companies and to provide asset-based lending directly to or in participation with other commercial lenders to such sector.

         The Company capitalized Mezzanine with $1,550,000 of cash proceeds from the sale of Interpak in exchange for the issuance by Mezzanine of a like principal amount of 9 1/2% Senior Convertible Notes due December 31, 2001 (the "Notes"). In an effort to reduce the Company's debt, the Notes were issued to the holders of the Company's 12% Subordinated Debentures due August 31, 1999 in exchange for the retirement of the Company's 12% Debentures pursuant to an exchange offer commenced by the Company in October 1997. One half of the outstanding principal amount of the Notes are convertible into shares of the Company's common stock at $1.25 per share, and one half of the outstanding principal amount of the Notes are convertible into shares of ISI common stock at $2.75 per share. The Company, which has guaranteed the payment of the Notes, has listed and as of December 31, 1998 has reserved for issuance 600,000 shares of its common stock and approximately 273,000 shares of the Company's ISI common stock for issuance upon conversion of the Notes. As of December 31, 1998, $100,000 of the Notes had been converted, leaving $1,450,000 principal amount of Notes outstanding.

         As of March 31, 1999, Mezzanine had two loan participations outstanding in the aggregate amount of $1,377,000, one with a rate of return of 22% per annum and the other with a rate of return of 15% per annum.

INVESTMENTS

                               INTERSYSTEMS, INC.

                  InterSystems, Inc.., based in Houston, Texas, was originally organized under the laws of the state of Delaware in 1984. ISI's two principal lines of business today consist of the operations of its wholly-owned subsidiary, INTERSYSTEMS, INC., a Nebraska corporation ("InterSystems Nebraska"), which designs, manufactures and sells specialized materials handling equipment, and the custom resin compounding operations conducted by its wholly-owned subsidiary, CHEMTRUSION, INC. ("Chemtrusion"). For each of the two years ended December 31, 1998 and 1997, approximately 66% and 60%, respectively, of ISI's revenues were attributable to the business of InterSystems Nebraska and approximately 34% and 40%, respectively, of ISI's revenues were attributable to the business of Chemtrusion.

         ISI had revenues from continuing operations of $33,322,000, and $27,008,000, respectively, for the years ended December 31, 1998 and 1997. For the year ended December 31, 1998, ISI reported a net profit from continuing operations and a net profit for the year of $443,000, as compared to a net profit from continuing operations of $419,000 and a net profit $569,000 for the year ended December 31, 1997. The net profit for the year ended December 31, 1997 included a $150,000 gain from discontinued operations.

         As of December 31, 1998, the Company held 1,182,177 shares, or approximately 14.9%, of the outstanding of common stock of ISI, of which 600,000 shares were pledged as collateral for a loan to a bank and an additional 273,000 shares were reserved for issuance to the holders of the Mezzanine Financial Corp. 9 1/2% Series B Senior Convertible Notes due December 31, 2001 upon exercise of conversion rights. Directors or officers of the Company comprise five of the seven members of the ISI board of directors.

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

         Chemtrusion provides custom compounding services using four twin screw extruders, various blenders and other equipment at its Houston facility which contains four production lines with a total annualized capacity 46 million pounds. Chemtrusion also operates a dedicated compounding services facility for Mytex Polymers ("Mytex"), a Delaware general partnership of Mitsubishi Chemical America and Exxon Chemical Company, a division of Exxon Corporation, located in Jeffersonville, Indiana. This plant, which has recently been expanded, now contains six production lines with an annual capacity of 75 million pounds of product. At the Mytex facility, Chemtrusion produces an array of polypropylene-based compounds exclusively for Mytex using raw materials and specifications provided by Mytex. Mytex is a leading supplier of engineered polypropylene to the auto manufacturing industry. Chemtrusion is paid a monthly management fee for its operation of the plant, which covers most operating expenses of the plant and construction financing debt service, and which provides significant net profits to Chemtrusion.

            The initial term of the Mytex agreement, which commenced in 1997, is five years, and Mytex has the option to renew the agreement for two additional five year terms. The agreement may be terminated by either party upon the default of the other, except that certain defaults require notice and an opportunity to cure. Termination of the agreement triggers purchase rights on behalf of Mytex and put rights on behalf of Chemtrusion with respect to the facility as specified in the Mytex agreement.

                               CORE CAPITAL, INC.

        Since 1992, Core Capital, Inc. ("CCI"), a privately-held Delaware corporation based in Spring Lake, New Jersey, has been engaged in the business of providing credit and credit-related services to small and mid-market business enterprises. Credit is extended primarily through providing factoring services which involve the outright purchase of accounts receivable and through initiating revolving lines of credit and term loans that are secured by the assets of the borrower. Credit-related services involve limited billing functions and collections of accounts receivable generated in the normal course of business together with the management of information and office functions related thereto. CCI provides its financial accommodations either directly or through its wholly-owned subsidiary, MediFin, Inc. It maintains a processing center located in Tampa, Florida. The financial accommodations provided by CCI are an important source of financing to enterprises that are unable to obtain traditional commercial bank or asset-based financing.

               In providing its factoring services, CCI purchases accounts receivable from its customers at a discount, with the discounted amount representing income to CCI. On revolving loans of credit, CCI's income is generated through an interest charge on monies advanced, together with a collateral management fee. In addition to providing factoring and revolving credit facilities, CCI also provides collecting and limited billing services related to accounts receivable generated in the normal course of an account's business. CCI charges various fees for the different services it performs in this segment of its business.

               The Company presently owns 418,483 shares, representing approximately 19.4%, of the common stock of CCI. For the year ended December 31, 1998, CCI is expected to report a loss from operations of approximately $1,922,000, as compared to a loss of approximately $1,053,000 for the year ended December 31, 1997. CCI's operating loss for the year, which includes a $750,000 provision for bad debts incurred by prior management, is the result of its need for additional capital to expand its portfolio of loans, thereby increasing revenue to cover the fixed expenses associated with this type of business. The Company does not expect to earn significant revenues from this investment in the future and carries its investment in CCI at $2,000.

                       THE MEZZANINE FINANCIAL FUND, L.P.

             The Company presently holds a $204,000, or 6%, limited partnership interest in the Mezzanine Financial Fund, L.P., a Delaware limited partnership (the "Fund"). The Fund was formed to provide capital in high yield "mezzanine" debt situations of small and mid-market companies and to provide asset-based lending directly to or in participation with other commercial lenders. A total of $3,400,000 of limited partnership interests have been sold and are outstanding, including a $200,000 contribution from the Fund's general partner. In addition, the Fund received additional capital of $1,000,000 in the form of year to year notes that were issued by the Fund. As of December 31, 1998, the Fund had financial accomodations outstanding in the aggregate amount of approximately $5,494,000 to 18 entities. The Fund has been profitable for each of its eight years of operation.

             Pursuant to the terms of the limited partnership agreement under which the Fund was organized, the Fund by its terms terminated on December 31, 1998. Fund management has obtained limited partner approval of a one year extension of the term of the Fund in order to pursue an orderly liquidation of the outstanding loans to enable the Fund to return the original limited partnership investments to the limited partners. Directors of Helm control the general partner of the Fund.

                                    EMPLOYEES

THE COMPANY. The Company has 5 employees, 4 of whom serve in executive capacities and 1 who serves principally in administrative capacities.

MEZZANINE FINANCIAL CORP., together with the Fund, currently employs 2 full-time and one part-time persons, one of whom serves in an executive capacity and 2 who serve principally in administrative capacities.

The Company believes it and its subsidiary have good relations with their employees.

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

MEZZANINE FINANCIAL CORP.: Mezzanine leases a 2,000 square foot office in Spring Lake, New Jersey, which it shares with the Fund and Core Capital. The lease, which expires December 31, 2002, provides for a current monthly rent of $2,200, which is apportioned among the three entities.

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

ITEM 3.  LEGAL PROCEEDINGS

         The Company has received a claim for indemnification as guarantor in the amount of approximately $700,000 arising out of alleged breaches of representations and warranties made in connection with the sale of Interpak Terminals, Inc. in July 1997. At the closing of the sale, $250,000 of the purchase price was placed in escrow to be used to satisfy legitimate indemnification claims. Management believes that this claim is overstated and is endeavoring to settle the matter, without the necessity of arbitration, within the escrow amount. At the present time, it appears that the matter will be referred to arbitration. Management intends to mount a vigorous defense. No assurance can be given, however, that management will be successful in this effort.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  None


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

(a) MARKET INFORMATION

        The Company's common stock was listed on the American Stock Exchange ("AMEX") under the symbol "HHH" until October 9, 1998 at which time the common stock was delisted by the AMEX for failure to satisfy continued listing requirements. Following delisting, the Company's common stock began trading on the NASD Electronic Bulletin Board under the symbol "HCGI." The following table sets forth the high and low closing sale prices for the Company's common stock for the periods indicated as reported on the AMEX - Composite Tape through the date of delisting, and thereafter the high and low bid prices as reported by the Bulletin Board.

    l997                                           High               Low
    ----                                           ----               ---
First Quarter                                    $ .8125             $.625
Second Quarter                                     .875               .50
Third Quarter                                     1.25                .6875
Fourth Quarter                                    1.3125              .75

    l998                                           High               Low
    ----                                           ----               ---
First Quarter                                    $1.25               $.8125
Second Quarter                                    1.0625              .875
Third Quarter                                      .875               .50
Fourth Quarter                                     .125               .125

        On March 31, l999, the closing bid price of the Company's common stock was $.16.

(b) HOLDERS As of March 31, 1999, there were, to the best of the Company's knowledge, approximately 1,900 holders of record (not beneficial holders) of the Company's Common Stock.

(c) DIVIDEND POLICY The Company has not paid any cash dividends during the last two fiscal years. The Company currently intends to retain all of its earnings to support the development of its business and does not anticipate paying any cash dividends for the forseeable future.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

                The Company's revenues of $298,000 in 1998 consisted of interest income from lending activities, compared to $40,000 in 1997 which consisted primarily of participating interests in seismic data sales. Future revenues are expected to be derived primarily from the Company's focus on financial services.

                General and administrative expenses decreased $282,000 in 1998 due to reductions in salary expense and other expenses not required for the Company's current level of operations.

                Increase in underlying equity of affiliates in 1997 represents the Company's percentage ownership share in increases in InterSystems' shareholders equity as explained in Note 3 to Consolidated Financial Statements.

                Gain on sale of securities in 1998 included a gain of $37,000 on InterSystems common stock issued at market to retire $100,000 principal amount of 9 1/2% senior convertible notes and a $20,000 gain on InterSystems common stock issued at market value to retire $30,000 principal amount of 8% convertible debentures held by two officers of the company. For 1997, the Company sold 88,700 shares of Unapix Entertainment, Inc. common stock at a gain of $415,000 and realized a gain of $284,000 from the issuance of common stock to InterSystems in payment of various amounts due as detailed in Note 3 to the Consolidated Financial Statements.

                Income from discontinued operations relates to Interpak Terminals, Inc. as detailed in Note 14 to the Consolidated Financial Statements.

IMPACT OF INFLATION

                Inflation has not had a significant impact on the Company's prospects or operations.

LIQUIDITY AND CAPITAL RESOURCES

                Operating activities provided cash of $6,000 in 1998. Cash of $1,483,000 was used for lending activities and $870,000 was provided by financing activities. The resulting decrease in cash for 1998 was $607,000.

                Future liquidity sources for the Company will consist of revenues generated from its financial service activities, reduction in selling, general and administrative expenses, reimbursement of general and administrative expenses from affiliates, and sales of investment securities. On a longer term basis, the Company may be required to seek additional liquidity through debt or equity offerings.

NEW ACCOUNTING PRONOUNCEMENTS: None

YEAR 2000 COMPLIANCE

The Company's Compliance Program. Computer equipment using microprocessors that use only two digits to identify a year may be unable to accurately process data after December 31, 1999. In early 1998, the Company initiated its Year 2000 ("Y2K") compliance project. The evaluation addressed internal hardware and software, key vendors, customers and other significant third parties at all Company locations.

The Company's State of Readiness. In its office operations, the Company utilizes recently purchased computer hardware and software which has been deemed Y2K compliant. In the fourth quarter of 1997, Helm replaced all Greenwich office computers with compliant equipment and software.

Mezzzanine has undertaken an analysis of all Spring Lake equipment and software to determine Y2K compliance. The Company does not expect that the cost, if any, to complete its and to replace parts for those machines not yet tested will be material to the financial condition of the Company. The Company estimates that all such equipment will be tested and in compliance by the second quarter of 1999.

The Company is also evaluating the readiness of its third party supply chains and major customers. The Company has requested Y2K compliance certification from each of its major vendors, suppliers and customers. To date, no non-compliance issues have arisen which pose a material problem for the Company.

Risks of Non-compliance and Contingency Plans. The major factors which pose the greatest Y2K risks for the Company if the implementation of the Y2K compliance program is not successful is the reliance on key third party vendors and major customers. If those parties do not achieve compliance, the Company's operational subsidiaries could experience interruption in production scheduling. Based on initial information received from our vendors and customers, the Company does not expect such delays.

The estimated costs of, and timetable for, becoming Y2K compliant constitute forward looking statements as defined in the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such estimates are based upon numerous assumptions by management, including accuracy of representations made by third parties concerning their compliance with Y2K issues, and other factors. The estimated costs of Y2K compliance also do not give effect to any future corporate acquisitions or divestitures made by the Company or its subsidiaries.

FORWARD LOOKING STATEMENTS

                This annual report for the year ended December 31, 1998 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes", "intends", "expects", "plans", "estimates", "anticipated" or "anticipates" to be uncertain and forward-looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters, as well as the demand for the Company's services, or the ability of the Company to provide such services; (ii) the insolvency or failure to pay its debts by a significant creditor of the Company or its subsidiaries or affiliates, or the inadequacy or uncollectibility of any collateral pledged to secure such creditor's debts to the Company or its subsidiaries or affiliates; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company's subsidiaries or affiliates to develop and introduce new services to accommodate these changes; and (v) the maturing of debt at the Company, subsidiary or affiliate level and the inability of the Company, the subsidiary or affiliate to raise capital to repay or refinance such debt on favorable terms, or the insufficiency of collateral pledged to secure any such debt.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this Item are set forth below:

Financial Statements of the Registrant                              Page

             Report of Independent Certified Public
             Accountants.....................................       F-1

             Consolidated Balance Sheet as of
             December 31, l998...............................       F-2

             Consolidated Statements of
             Operations for the Years Ended
             December 3l, 1998 and l997......................       F-4

             Consolidated Statements of
             Comprehensive Income (Loss) for the
             Years Ended December 3l, 1998 and l997..........       F-5

             Consolidated Statements of
             Changes in Shareholders' Capital
             (Deficit) for the Years Ended December
             31, 1998 and 1997...............................       F-6

             Consolidated Statements of
             Cash Flows for the Years Ended
             December 3l, 1998 and 1997......................       F-8

             Notes to Consolidated Financial
             Statements......................................       F-9 - F-29

Financial Statements of InterSystems, Inc., a Delaware corporation

                  The financial statements of InterSystems, Inc., a Delaware corporation are hereby incorporated by reference to the InterSystems, Inc. Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

ITEM 7A. MARKET RISK: None

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are set forth below. The directors serve until the next annual shareholders meeting and until their successors are elected and qualified.

NAME, PRINCIPAL OCCUPATION
OVER PAST FIVE YEARS AND                                          DIRECTOR OF
OTHER DIRECTORSHIPS OF NOMINEE                  AGE               COMPANY SINCE
------------------------------                  ---               -------------
Herbert M. Pearlman...................          66                    l980

         Mr. Pearlman has been the Company's president and chief executive officer since l980 and became the chairman of the Company's board of directors in June 1984. Mr. Pearlman is a co-founder and since l982 has been a director of Seitel, Inc. ("Seitel"), a New York Stock Exchange company which is engaged in acquiring and marketing seismic data. In March l987, he was elected as the chairman of Seitel's board of directors. Since l984, Mr. Pearlman has been chairman of the board of directors of InterSystems, Inc., a public company engaged in the design and manufacture of industrial and agricultural equipment and in chemical compounding ("ISI"). In 1990, Mr. Pearlman became chairman of the board of directors of Unapix Entertainment, Inc. ("Unapix"), a Delaware corporation and a public company engaged in the business of marketing and distributing television programs and motion pictures. In February 1999, Mr. Pearlman assumed the additional role of chief executive officer of Unapix. Mr. Pearlman has been chairman of the board of Core Capital, Inc. ("Core"), a Delaware corporation engaged in the business of financing receivables of healthcare and other enterprises since 1993, and chairman of the board of Mezzanine Financial Corp. ("Mezzanine"), a Delaware corporation engaged in the business of making collaterialized loans to small businesses since 1997.

Walter M. Craig, Jr..................           45                    1993

         Mr. Craig has been the Company's executive vice president and chief operating officer since 1993. Since 1993, he has also served as president and a director of Core, and president and a director of PLB Management Corp., the general partner of The Mezzanine Financial Fund, L.P. Since 1997, Mr. Craig has been president and a director of Mezzanine. Mr. Craig has been a director of Seitel since 1987, a director of Unapix since 1993 and a director of ISI since 1993. Prior thereto, Mr. Craig served as vice president for business and legal affairs for Helm.

David S. Lawi.........................          64                    l980

         Mr. Lawi has been the Company's executive vice president and secretary from l980 until 1992, when he was appointed secretary-treasurer and chairman of the Executive Committee. Since l984, Mr. Lawi has been a director and secretary of ISI and since 1986 he has been chairman of ISI's Executive Committee. Since l982, Mr. Lawi has been a director of Seitel and in 1989 he was elected chairman of Seitel's Executive Committee. In 1990, Mr. Lawi became a director of Unapix, and in 1993, he became treasurer and secretary of Unapix and chairman of the Executive Committee of Unapix. Since 1993, he has also served as secretary-treasurer and a director of Core, and since 1997, as vice president and secretary and a director of Mezzanine.

Joseph J. Farley......................          76                    l982

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

William Lerner........................          66                    l985

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

John E. Stieglitz.....................          68                    l986

         Mr. Stieglitz is Chairman Emeritus of Conspectus, Inc., a privately-held company engaged in providing consulting services to the professional investment communities in the area of executive recruiting. Mr. Stieglitz has been a director of ISI since 1991 and a director of Seitel since 1989.

EXECUTIVE OFFICERS

         In addition to Messrs. Pearlman, Craig and Lawi, the Company has one additional executive officer. Daniel T. Murphy, 59, joined the Company in May 1984 as vice president and chief financial officer. In April 1992 he was appointed executive vice president-finance. In May 1984 he became vice president-finance and operations, and in 1985 he became executive vice president of operations and chief financial officer, of ISI, a position he held until September 1997. He became a director of Teletrak Environmental Systems, Inc. in 1998, a director of ISI in 1986, and chief financial officer of Unapix in 1996. In 1997, Mr. Murphy was appointed chief financial officer of Mezzanine.

         All of the Company's executive officers spend a majority of their work-related time on the various businesses of the Company and its subsidiaries and affiliates, and allocate their time among these entities according to the relative need of each for executive assistance.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes of ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based upon a review of reports and amendments thereto furnished to the Company during, and with respect to, its most recent fiscal year, and written representations furnished to the Company, it appears that all such reports required to be filed were filed on a timely basis, except for that Gerson I. Fox's Form 5 for 1997 reporting the receipt of common stock as interest on promissory notes of the Company was filed 10 days late.

ATTENDANCE AT MEETINGS; COMMITTEES

        During 1998, the Company's Board of Directors held two meetings, which were attended by all of the directors.

        The Board of Directors has a standing Audit Committee, Compensation and Stock Option Committee and Executive Committee. During 1998, the Audit Committee as well as the Compensation and Stock Option Committee consisted of Messrs. Lerner and Stieglitz. The function of the Audit Committee is to select the independent public accountants of the Company, to review with them the Company's financial statements, to review the Company's financial systems and controls and to oversee other matters relating to the integrity of the Company's finances and financial statements as the Committee may consider appropriate. The function of the Compensation and Stock Option Committee is to determine the compensation of the officers of the Company and to administer the Company's stock option plans. The Executive Committee is comprised of Messrs. Pearlman, Farley and Lawi, who is the Chairman. The function of the Executive Committee is to act on an interim basis for the full Board. The Audit Committee, the Compensation and Stock Option Committee and the Executive Committee did not meet separate from the entire Board of Directors during 1998.

ITEM 10. EXECUTIVE COMPENSATION

        Set forth below is certain information with respect to compensation awarded to, earned by or paid to the Chief Executive Officer of the Company. No executive officers of the Company earned in excess of $100,000 for services rendered to the Company and its subsidiaries during 1998. No options were granted to any executive officers in 1998.

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

NAME AND                                                          OTHER
PRINCIPAL                                                         ANNUAL
POSITION          YEAR                  SALARY (1)            COMPENSATION(2)
-----------------------------------------------------------------------------
Herbert M.        1998                  $    --                 $67,400
Pearlman,         1997                    58,000                 54,800
CEO and Chairman  1996                   100,000                 84,320

----------------

(1) Represents salary paid by the Company's former wholly-owned subsidiary, Interpak Terminals, Inc., to Mr. Pearlman. Interpak was sold in July 1997.

(2)      Includes life insurance premiums.





                [The rest of this page intentionally left blank.]

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                     FISCAL YEAR END OPTION/SAR VALUE TABLE

         The following table sets forth aggregated option exercises in the last fiscal year, the number of unexercised options and fiscal year end values of the in-the-money options for the Chief Executive Officer. Al options were out-of-the-money at December 31, 1998.

                                                                          Value of
                                                   Number of              Unexercised
                   Shares                          Unexercised            In-the-money
                  Acquired                         Options at             Options at
                     On                            Fiscal y/e             Fiscal y/e
                  Exercise                         Exercisable/           Exercisable/
Name                 (#)          Realized ($)     Unexercisable          Unexercisable
---------------------------------------------------------------------------------------
HERBERT M.
PEARLMAN              -               -              150,000/0                n/a

COMPENSATION OF DIRECTORS

        Each year, the outside directors of the Company receive an option to purchase 10,000 shares of common stock at market on the date of grant. Expenses reasonably incurred in the furtherance of their duties are reimbursed by the Company.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

PEARLMAN EMPLOYMENT AGREEMENT

        On January 1, 1990, the Company entered into an employment contract with Herbert M. Pearlman, the Company's President and Chief Executive Officer (the "Pearlman Agreement"), with a continuous five-year term and a base salary of $404,475 per year, subject to adjustment for increases in the CPI, payable by the Company or its subsidiaries, and a bonus each year equal to five percent of the Company's consolidated pre-tax profits. To the extent Mr. Pearlman receives a portion of his salary from a subsidiary or affiliate, the amount of salary payable by the Company is similarly reduced.

        Beginning in 1993, Mr. Pearlman agreed to a voluntary reduction in his base salary to $340,000, of which $100,000 has been paid by InterSystems, Inc. since that date and $100,000 had been paid by Interpak Holdings, Inc. until its sale in July 1997. Since 1994 and until June 30, 1997, an additional $100,000 had been accrued annually representing amounts payable in common stock of the Company based upon certain average stock prices, and $40,000 has been accrued annually as payable in cash by the Company.

        Following the sale of Interpak, Mr. Pearlman agreed to an employment arrangement with the Company for the twelve months ended June 30, 1998 pursuant to which, in lieu of current contractual salary and bonus, as adjusted, Mr. Pearlman will receive 7.5% of earnings before taxes, calculated prior to payment of any bonus based upon earnings before tax to any individual and prior to any gain on the sale of Interpak. This arrangement was extended for an additional twelve months in 1998.

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

        By way of illustration, if a Change in Control occurred during 1998, it is estimated that Mr. Pearlman would receive Change of Control Payments of $883,000. The Company believes that the Change in Control Payment provisions in these officers' agreements may tend to discourage attempts to acquire a controlling interest in the Company and may also tend to make the removal of management more difficult; however, the Company believes such provisions provide security and decision making independence for its executive officers.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND_MANAGEMENT

        Set forth below is certain information as of March 31, l999 concerning the beneficial ownership of common stock (the Company's only class of voting securities) by each director individually, and by all officers and directors of the Company as a group and by all beneficial owners of more than 5% of the outstanding shares of the Company's common stock.

                                               Amount and Nature
                                               of Beneficial             Percent of
Name                                           Ownership(l)(2)           Class(2)
----                                           ---------------           --------
Gerson I. Fox ...........................           745,917(3)               18.0%
1230 Huntington Drive
Duarte, CA 91010

Clarence Y. Palitz ......................           562,500(4)               12.9%
650 Allamuchy Road
Allamuchy, NJ 07820

Directors and Officers
----------------------

Herbert M. Pearlman* ....................         1,284,603(5)               28.0%

David S. Lawi* ..........................           664,657(6)               15.9%

Walter M. Craig, Jr .....................            80,680(7)                2.1%

Joseph J. Farley ........................            67,500(8)                1.7%

John E. Stieglitz .......................            58,825(9)                1.5%

William Lerner ..........................            58,358(10)               1.5%

Daniel T. Murphy ........................            48,675(11)               1.3%

All officers and directors
as a group (7 persons) ..................         2,263,298(5)-(11)          43.5%

* address is 537 Steamboat Road, Greenwich, CT  06830

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

(7) Includes 80,000 shares which may be acquired from the Company exercise of options.

(8) Includes 30,000 shares which may be acquired from the Company exercise of options.

(9) Includes 30,000 shares which may be acquired from the Company exercise of options.

(10) Includes 30,000 shares which may be acquired from the Company exercise of options.

(11) Includes 25,682 shares which may be acquired from the Company upon exercise of options (20,000) and conversion of 8% debentures (5,682).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

THE COMPANY, MEZZANINE, THE FUND AND CORE CAPITAL

         Messrs. Herbert M. Pearlman and David S. Lawi are principal shareholders of, and control, PLB Management Corp. ("PLB"), a Delaware corporation serving as general partner to The Mezzanine Financial Fund, L.P. (the "Fund"). In addition, they hold 5.5% and 1%, respectively, limited partnership interests in the Fund. Mr. Walter M. Craig, Jr. is President of PLB and of the Fund.

         In February 1993, the Fund made available a $750,000 line of credit to MediFin, Inc. ("MediFin"), a wholly-owned subsidiary of Core Capital, Inc. ("CCI"), to enable MediFin to initiate its business activity. The line, which was increased to $2,000,000 at December 31, 1997, matured on December 31, 1998. The loan bears interest at 15% per annum. The Fund is entitled to receive an additional fee in common stock of CCI equal to 10% of the loan provided by the Fund each year (the "Fee"). The Fee is convertible into CCI common stock at $2.00 per share. The loan terminated on December 31, 1998 and no further credit has been extended since that date. At December 31, 1998, $1,615,000 was outstanding under the loan. Messrs. Pearlman, Lawi and Craig are directors of CCI, and Mr. Craig serves as President of CCI. In addition, Helm owns approximately 19.4% of the outstanding common stock of CCI.

         In December 1997, Mezzanine participated in the Fund's position in a $750,000 note from a third party. The note is due November 30, 1999. Mezzanine receives a return of 15% per annum plus an enhancement fee of 9% to 10%, as defined, and is collateralized by the assets of the third party. As compensation for administering the participation, the Fund receives 30% of the enhancement fee. In 1998, Mezzanine entered into a participation arrangement with the Fund's loan to MediFin. As of December 31, 1998, the balance payable under this participation was $778,000. This participation carries a rate of return of 15% and terminates on December 31, 1999.

         In April 1998, PLB made a loan of $250,000 to Mezzanine. The loan is payable on demand and bears interest at 12% per annum payable monthly. Interest expense for 1998 amounted to $21,000.

         In July 1998, MediFin defaulted on its loan to its principal lender. The loan was guaranteed in part by the Company, Herbert Pearlman and David Lawi. The bank demanded payment pursuant to the guarantees. In order to permit the Company to make payment pursuant to its guaranty, Messrs. Pearlman and Lawi advanced a total of $225,000 to the Company, $180,000 of which was repaid by MediFin in September. As of December 31, 1998, the Company was indebted to Mr. Pearlman and Mr. Lawi on account of these advances in the amounts of $30,000 and $15,000, respectively, pursuant to promissory notes payable on demand and bearing interest at 10% per annum. MediFin has agreed to pay to the Company all amounts payable on account of principal and interest by the Company pursuant to these notes. In addition, the Company borrowed $500,000 from The Chase

Manhattan Bank to complete the payment pursuant to its guaranty. The Chase loan is payable $100,000 on September 10, 1999 and $400,000 on September 10, 2000, is guaranteed by Messrs. Pearlman and Lawi and is secured by 600,000 shares of common stock of InterSystems, Inc. held by the Company. Mr. Pearlman's guaranty is limited to $333,333 and Mr. Lawi's guaranty is limited to $166,667.

        Similarly, Mr. Lawi paid $100,000 to the lender pursuant to his guaranty on behalf of MediFin. In exchange for its agreement to repay Mr. Lawi all amounts paid by him pursuant to his guaranty, MediFin increased its loan from Mezzanine by $100,000 and directed Mezzanine to transfer to Mr. Lawi a $100,000 10% Convertible Subordinated Note due June 30, 2003 of Unapix Entertainment, Inc. held by Mezzanine in full satisfaction of all amounts owing to him.

        In November 1998, Mr. Pearlman loaned $100,000 to the Company, which in turn was lent to Core Capital, Inc. in exchange for a participation on a loan made by Core to MediFin. The participation bears a rate of return of 18%. Prior to December 31, 1998, the Company repaid $25,000 to Mr. Pearlman in six equal installments, and Mr. Lawi advanced an additional $25,000 to Helm which was immediately used to repay in part the amount owing to Mr. Pearlman. At December 31, 1998, the Company is indebted to Messrs. Pearlman and Lawi in the amounts of $50,000 and $25,000, respectively. These balances are represented by one year convertible promissory notes bearing interest at 10% per annum. The notes are convertible into common stock of Helm at a price based upon the average market price of the common stock during the 30 days preceding the maturity date. The notes may be extended for an additional year at the option of the holder.

        In May 1998, the Company's Board of Directors resolved to reserve for issuance 175,000 shares of Helm common stock to be issued pursuant to a like number of Helm common stock options exercisable at $1.50 until August 31, 2007. These Helm options may be issued to various holders of Core Capital options in exchange for the Core Capital options in the event that Core Capital does not complete a public offering or is not merged into a public entity on or before December 31, 2002. For making these standby options available, the Company received 25,000 Core Capital options exercisable at $2.00 per share. In addition, the Company will receive the Core Capital options exchanged for Helm options.

        On December 10, 1997, the Board of Directors approved the sale of $300,000 in market value of common stock of the Company, at a price of $1.00 per share, to Core Capital, Inc. (formerly Professionals' Financial Services, Inc.) in exchange for $300,000 in market value of common stock of Core Capital at $2.00 per share, subject to adjustment as follows: the purchase price of the Core Capital shares will be reduced by $.10 per share, or a pro rata amount thereof, for every $200,000 in losses on receivables of Core Capital booked as of January 1, 1997, which losses are incurred through December 31, 2000, but in no event shall the price be reduced below $1.25 per share. Core's 300,000 shares of common stock of the Company have been pledged to Mr. Herbert Pearlman as security for a loan made by Mr. Pearlman to Core. Herbert M. Pearlman, David S. Lawi and Walter M. Craig, Jr., officers and directors of the Company, are officers, directors and shareholders of Core Capital.

        In July 1998, the Company acquired from MediFin a 40% ownership interest in Total Health Concepts, Inc. ("THC"), a Florida based business which provides in home nursing care, in exchange for an agreement to provide up to $80,000 in capital to THC on or before July 1999 as needed to cover cash operating needs. THC was acquired by MediFin in a foreclosure action. Should the Company not pay the agreed upon capital upon demand, its ownership interest will revert to MediFin.

THE COMPANY AND UNAPIX ENTERTAINMENT, INC.

         During 1998, management of the Company provided various administrative, managerial, financial, legal and accounting services to Unapix Entertainment, Inc. ("Unapix"), for which the Company was paid $121,000 by Unapix in 1998. Messrs. Pearlman, Lawi and Craig are directors of Unapix, and Mr. Murphy is the Chief Financial Officer of Unapix.

         In December 1997 and January 1998, Mezzanine advanced $750,000 ($200,000 and $550,000, respectively) to Unapix in exchange for a promissory note due December 31, 1998. The note provided for interest at 15% per annum and a number of Unapix common stock purchase warrants based on the length of time the loan is outstanding. The loan was repaid in February 1998 with a cash payment of $650,000 and $100,000 principal amount of a Unapix 10% convertible subordinated notes due 2003. Mezzanine received warrants to purchase 12,500 shares of Unapix common stock at $6.00 per share expiring June 30, 2003 under the terms of the promissory note.

THE COMPANY AND INTERSYSTEMS, INC.

         Messrs. Pearlman and Lawi are parties to employment agreements with ISI. All salary amounts paid under the ISI agreements reduce the amount of salary the Company is responsible to pay to these officers. The agreements, as amended, provide for current annual salaries of approximately $238,000 and $130,000 to Messrs. Pearlman and Lawi, respectively. Beginning in 1992, however, Messrs. Pearlman and Lawi agreed to significant voluntary salary reductions and are currently receiving $100,000 and $50,000, respectively, from ISI.

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

              EBT                 Pearlman                      Lawi
              ---                 --------                      ----
        $1.0 million +            $125,000                   $ 62,500
         1.5 million +             150,000                     75,000
         2.0 million +             175,000                     87,500
         2.5 million +             200,000                    100,000

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

        The Company has an arrangement with ISI whereby ISI pays the Company an amount equal to the expenses incurred by the Company and allocable to the business of ISI. These expenses consist primarily of office-related and administrative expenses and rent. During 1998, ISI paid a total of $48,190 during, and accrued an additional $58,000 at December 31, 1998, to the Company pursuant to this arrangement.

         In November 1998, the Company granted to ISI a five year option to purchase all of Helm's 1,350,000 shares of common stock in Teletrak Environmental Systems, Inc. for $.50 per share. The purpose of this grant was to induce ISI to participate to the extent of $122,500 in a private placement of Teletrak units consisting of one share of common stock and one-half common stock purchase warrant for $.50 per unit. Helm reserved the right to dispose of the shares at any time subject to prior notice to ISI.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits filed as part of this Report

        3.l Certificate of Incorporation [incorporated by reference to Exhibit(3)(i) to the Company's 1980 Form l 0-K ]

        3.2 Certificate of Amendment to Certificate of Incorporation dated June 7, l983 [incorporated by reference to Exhibit 3.2 to the Company's 1985 Form 10-K]

        3.3 Certificate of Amendment to Certificate of Incorporation dated July 7, 1987 [incorporated by reference to Exhibit 3.5 to the Company's 1987 Form 10-K]

        3.4 Certificate of Amendment to Certificate of Incorporation dated July 21, 1986 [incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-2 (Registration No. 33-32834) (the "S-2")]

        3.5 Certificate of Amendment to Certificate of Incorporation dated December 8, 1989 [incorporated by reference to Exhibit 3.7 to the S-2]

        3.6 Certificate of Designation relating to Series A Preferred Stock [incorporated by reference to Exhibit 4.21 to the 1985 Company's Form 10-K]

        3.7 Certificate of Amendment to Certificate of Incorporation dated December 16, 1993 [incorporated by reference to Exhibit 3.9 to the Company's 1993 Form 10-K]

        3.8 Certificate of Designation relating to Series A 8% Cumulative Convertible Preferred Stock [incorporated by reference to
                  Exhibit 3.10 to the Company's 1995 Form 10-K]

        3.9 Certificate of Designation relating to Series B 8% Cumulative Convertible Preferred Stock [incorporated by reference to
                  Exhibit 3.11 to the Company's 1995 Form 10-K]

        3.10 Certificate of Amendment to Certificate of Incorporation dated October 31, 1997 [incorporated by reference to Exhibit 3.12 to the Company's 1997 10-K]

        3.11      By-laws as Restated on May 12, 1998 *

        4.1 Form of Helm Resources, Inc. 8% Subordinated Convertible Debenture due September 30, 1999 [incorporated by reference to
                  Exhibit 4.5 to the Company's 1990 10-K]

        4.2 Form of Helm Resources, Inc. Class A Common Stock Purchase Warrant due January 31, 1999 [incorporated by reference to
                  Exhibit 4.4 to the Company's 1995 Form 10-K]

        4.3 Form of Helm Resources, Inc. Class B Common Stock Purchase Warrant due January 31, 1999 [incorporated by reference to
                  Exhibit 4.5 to the Company's 1995 Form 10-K]

        4.4 Form of Helm Resources, Inc. Employee Warrant Agreement granted October 29, 1997 [incorporated by reference to Exhibit
                  4.5 to the Company's 1997 Form 10-K]

        4.5 Form of Mezzanine Financial Corp. 9 1/2% Series A Senior Convertible Note due December 31, 2001*

        4.6 Form of Mezzanine Financial Corp. 9 1/2% Series B Senior Convertible Note due December 31, 2001*

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

        21 List of Subsidiaries: Mezzanine Financial Corp., a Delaware corporation organized in 1997

        *Filed herewith

(c)      Reports on Form 8-K:  None.

                                   SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of April, 1999.
                                      HELM CAPITAL GROUP, INC.


                                      By: /s/ Herbert M. Pearlman
                                          ------------------------------
                                          Herbert M. Pearlman
                                          President, Chief Executive
                                          Officer, Director
                                          (principal executive officer)

                                      By: /s/ Daniel T. Murphy
                                          ------------------------------
                                          Daniel T. Murphy
                                          Exec. Vice President - Finance
                                          (principal financial and
                                          accounting officer)

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

/s/ David S. Lawi              Secretary-Treasurer,              April 13, l998
-----------------------        Director
David S. Lawi

/s/ Walter M. Craig            Executive Vice                    April 13, 1998
-----------------------        President, Director
Walter M. Craig, Jr.

/s/ Joseph Farley              Director                          April 13, l998
-----------------------
Joseph J. Farley

/s William Lerner              Director                          April 13, l998
-----------------------
William Lerner

/s/ John Stieglitz             Director                          April 13, l998
-----------------------
John Stieglitz

               Report on Independent Certified Public Accountants


To the Shareholders
Helm Capital Group, Inc.
Greenwich, Connecticut

We have audited the accompanying consolidated balance sheet of Helm Capital Group, Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, comprehensive income (loss), shareholders' capital deficit and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Helm Capital Group, Inc. and Subsidiaries at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




New York, New York
March 26, 1999

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                December 31, 1998



                                     ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                           $   15
      Due from related party                                                  50
      Prepaid expenses                                                        24
      Notes receivable and advances due from affiliates                    2,456
      Other current assets                                                    31
                                                                          ------
                                                                           2,576
         TOTAL CURRENT ASSETS


INVESTMENTS IN AFFILIATES                                                    797

CASH HELD IN ESCROW, NET OF RESERVE                                          125

DEFERRED CHARGES AND OTHER ASSETS                                             38
                                                                          ------
                                                                          $3,536
                                                                          ======


See accompanying notes to consolidated financial statements.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except par values)
                                December 31, 1998
                                   (continued)


                  LIABILITIES AND SHAREHOLDERS' CAPITAL DEFICIT

CURRENT LIABILITIES:
      Accrued expenses                                                    $    809
      Advances due to affiliates                                                63
      Notes due to related parties                                             370
      Current portion of subordinated debentures                             1,220
      Current portion of long-term debt                                        100
                                                                          --------

         TOTAL CURRENT LIABILITIES                                           2,562

SUBORDINATED DEBENTURES                                                      1,450

LONG-TERM DEBT                                                                 400

ACCRUED EXPENSES PAYABLE IN COMMON STOCK                                       575

OTHER LIABILITIES                                                               37
                                                                          --------

         TOTAL LIABILITIES                                                   5,024

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' CAPITAL DEFICIT:
      Preferred stock, $.01 par value: shares authorized 5,000; issued
      and outstanding 29 shares                                               --
      Common stock, $.01 par value: shares authorized 15,000; issued
      3,779 shares                                                              38
      Additional paid-in capital                                            20,723
      Deficit                                                              (22,220)
                                                                          --------
                                                                            (1,459)


      Less: 6 shares of treasury stock, at cost                                (29)
                                                                          --------

      TOTAL SHAREHOLDERS' CAPITAL DEFICIT                                   (1,488)
                                                                          --------

                                                                          $  3,536
                                                                          ========


See accompanying notes to consolidated financial statements.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except par values)

                                                                     Year ended December 31,
                                                                     -----------------------
                                                                      1998            1997
                                                                     -------         -------
REVENUES                                                             $   298         $    40
                                                                     -------         -------

COSTS, EXPENSES AND OTHER:
      Selling, general and administrative expenses                       229             511
      Gain on sale of securities                                         (57)           (699)
      Equity in net loss of affiliates                                   165             203
      Increase in underlying equity of affiliates                         --            (726)
      Distribution from affiliates (cost method)                         (12)            (20)
      Debt conversion loss                                                --             165
      Interest expense                                                   259             386
      Interest income                                                     (7)            (57)
      Royalty income                                                     (44)             --
                                                                     -------         -------
         Total costs, expenses and other, net                            533            (237)
                                                                     -------         -------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                (235)            277
                                                                     -------         -------

DISCONTINUED OPERATIONS:
      Equity portion of investment gain on discontinued
      operations                                                          --              23
      Income from operations of Interpak                                  --              95
      Gain on disposal of Interpak, net of income taxes of $0
           and $65 in 1998 and 1997, respectively                         41           2,324
                                                                     -------         -------

                                                                          41           2,442
                                                                     -------         -------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                 (194)          2,719

DEBT DISCOUNT WRITTEN-OFF UPON EXTINGUISHMENT OF SUBORDINATED
      DEBENTURES                                                          --             106
                                                                     -------         -------

NET INCOME (LOSS)                                                    $  (194)        $ 2,613
                                                                     =======         =======
EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
      Continuing operations                                          $  (.09)        $   .06
      Discontinued operations                                            .01             .92
      Extraordinary item
                                                                          --            (.04)
                                                                     -------         -------
                                                                     $  (.08)        $   .94
                                                                     =======         =======
      Weighted average shares outstanding - basic and diluted          3,744           2,663
                                                                     =======         =======

See accompanying notes to consolidated financial statements.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)

                                                            Year ended December 31,
                                                            -----------------------
                                                             1998             1997
                                                            -------         -------
Net income (loss)                                           $  (194)        $ 2,613

Other comprehensive loss:
    Unrealized loss on available-for-sale securities             --            (315)
                                                            -------         -------

Comprehensive income (loss)                                 $  (194)        $ 2,298
                                                            =======         =======

See accompanying notes to consolidated financial statements.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' CAPITAL DEFICIT
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                     (In thousands, except number of shares)

                                                         Preferred stock                        Common stock
                                                  Shares               Amount              Shares           Amount
                                                 ---------         ---------------        ---------        ---------

Balance at January 1, 1997                          37,000         $            --        2,501,305        $      25
Common stock issued for interest payable
    during the year on 14% notes payable                --                      --            2,553               --
Shares issued for settlement of debts to
    officers and affiliates                             --                      --          782,280                8
Preferred shares received from officers
    in connection with retirement of debt           (3,000)                     --               --               --
Preferred shares converted into common
    shares                                            (795)                     --           82,813                1
Shares issued in connection with
    directors' fees payable                             --                      --           34,476               --
Shares issued in connection with
    investment                                          --                      --          300,000                3
Change in unrealized gain on available
    for sale securities                                 --                      --               --               --
Net income                                              --                      --               --               --
                                                 ---------         ---------------        ---------        ---------
Balance at December 31, 1997                        33,205                      --        3,703,427               37
Shares issued for settlement of debts to
    officers and affiliates                             --                      --           50,000                1
Preferred shares received from officers
    in connection with retirement of debt           (3,500)                     --               --               --
Preferred shares converted into common
    shares                                            (250)                     --           26,042               --
Net loss                                                --                      --               --               --
                                                 ---------         ---------------        ---------        ---------
Balance at December 31, 1998                        29,455         $            --        3,779,469        $      38
                                                 =========         ===============        =========        =========

See accompanying notes to consolidated financial statements.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' CAPITAL DEFICIT
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                     (In thousands, except number of shares)
                                   (continued)

                                                                                                      Treasury stock
                                                                                                  ------------------------
                                              Additional
                                                capital           Other
                                                paid-in       Comprehensive
                                                capital          Income           Deficit          Shares          Amount
                                               --------         --------         --------         --------        --------
Balance at January 1, 1997                     $ 19,852         $    315         $(24,639)           6,362        $    (29)
Common stock issued for interest
  payable during the year on 14% notes
  payable                                             1               --               --               --              --
Shares issued in settlement of debts to
  officers and affiliates                           824               --               --               --              --
Preferred shares received from officers
  in connection with retirement of debt            (150)              --               --               --              --
Preferred shares converted into common
  shares                                             --               --               --               --              --
Shares issued in connection with
  directors' fees payable                            24               --               --               --              --
Shares issued in connection with
  investments                                       297               --               --               --              --
Change in unrealized gain on available
  for sale securities                                --             (315)              --               --              --
Net income                                           --               --            2,613               --              --
                                               --------         --------         --------         --------        --------
Balance at December 31, 1997                     20,848               --          (22,026)           6,362             (29)
Shares issued in settlement of debts to
  officers and affiliates                            50               --               --               --              --
Preferred shares received from officers
  in connection with retirement of debt            (175)              --               --               --              --
Preferred shares converted into common
  shares                                             --               --               --               --              --
                                                     --               --             (194)              --              --
Net loss                                       --------         --------         --------         --------        --------
Balance at December 31, 1998                   $ 20,723         $     --         $(22,220)           6,362        $    (29)
                                               ========         ========         ========         ========        ========

See accompanying notes to consolidated financial statements.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                    Year ended December 31,
                                                                    -----------------------
                                                                      1998            1997
                                                                    -------         -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $  (194)        $ 2,613
                                                                    -------         -------
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Extraordinary loss on extinguishment of debt                       --             106
      Gain on disposition of discontinued operations                    (41)         (2,324)
      Gain from discontinued operations                                  --             (95)
      Share of losses of affiliates                                     165             180
      Gain on sale of securities                                        (57)          (699)
      Increase in underlying equity of affiliates                        --            (726)
      Other amortization                                                 14              31
      Interest costs paid through issuance of common stock               --             113
      Directors' fee paid through issuance of common stock               --              10
      Debt conversion  loss                                              --             165
      Other                                                              --             111
      Changes in assets and liabilities:
        Decrease (increase) in:
         Accounts receivable                                             --              21
         Other                                                          (26)            (18)
        Increase (decrease) in:
         Accounts payable and accrued expenses                          105             (67)
         Other                                                           40              17
                                                                    -------         -------
         Total adjustments                                              200          (3,175)
                                                                    -------         -------
         Net cash provided by (used in) operating activities              6            (562)
                                                                    -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds on sale of securities                                         --             415
  Proceeds from sale of discontinued operations                          --           1,950
  Notes receivable and advances from affiliates                      (1,496)           (960)
  Advances from affiliates                                               63              --
  Advances to related party                                             (50)             --
                                                                    -------         -------
        Net cash provided by (used in) investing activities          (1,483)          1,405
                                                                    -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from affiliates                                             --            (282)
  Borrowings from related parties                                       575              --
  Payments to related parties                                          (205)             --
  Proceeds from  long-term debt                                         500              --
                                                                    -------         -------
        Net cash provided by (used in) financing activities             870            (282)
                                                                    -------         -------
NET INCREASE (DECREASE) IN CASH                                        (607)            561
CASH and cash equivalents, beginning of year                            622              61
                                                                    -------         -------
CASH and cash equivalents, end of year                              $    15         $   622
                                                                    =======         =======

See accompanying notes to consolidated financial statements.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:           SIGNIFICANT ACCOUNTING POLICIES

         (a) Business and Basis of Presentation

         Helm Capital Group, Inc. (the "Company") provides financial services and initiates, develops, acquires and oversees the management of various business enterprises. Through a wholly owned subsidiary, Mezzanine Financial Corp., ("Mezzanine Corp.") the Company is engaged in the business of making collateralized loans to small businesses. Over the last two years, the Company owned a controlling or large stock interest in the following operating entities:

         (i) Interpak Terminals, Inc. ("Interpak"), a wholly-owned subsidiary located primarily in Houston, Texas, provides packaging, warehousing, distribution and bulk transfer services for plastic resin producers and distributors. On July 31, 1997, Interpak sold its operating units, located in Houston, Texas and Edison, New Jersey, to Katoen Natie, USA, Inc., a subsidiary of Katoen Natie N.V., a privately-held Belgium corporation (see Note 14). Interpak's operating units results of operations have been classified as discontinued operations in the accompanying consolidated financial statements.

         (ii) InterSystems, Inc., a Delaware Corporation ("ISI"), currently a 15% owned affiliate, which specializes in the custom-compounding of thermoplastic resins for the petrochemical and automobile industries, through ISI's wholly-owned subsidiary with operations in Houston, Texas and Jeffersonville, Indiana, respectively. Through ISI's wholly-owned subsidiary in Omaha, Nebraska, ISI is also engaged in the design, manufacture, sale and leasing of equipment for sampling, conveying, elevating, weighing and cleaning a wide variety of products for agriculture and other industries.

         (iii) Core Capital, Inc. and its subsidiaries (collectively "Core"), currently a 19.4% owned subsidiary, is engaged in providing capital and services related thereto through the purchasing of accounts receivable and providing revolving lines of credit to enterprises primarily in the health care industry.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES (continued)

         All significant intercompany balances and transactions have been eliminated in consolidation, where appropriate.

         (b) Revenue Recognition


         Revenues are recorded when earned.

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

         (d) Long-Lived Assets

         Long-lived assets, such as goodwill, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated and undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been necessary through December 31, 1998.

         (e) Stock-Based Compensation

         The Company accounts for its stock option awards to employees under the intrinsic value based method of accounting, prescribed by Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation."

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES (continued)

         (f) Earnings (Loss) Per Common Shares

         Basic earnings (loss) per common share, includes no dilution and is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings
(loss) per common share reflect, in periods in which they have a dilutive effect, the effects of common shares issuable upon exercise of stock options and convertible debt.

         For the year ended December 31, 1998 and 1997, potential dilutive securities had an anti-dilutive effect and accordingly were not included in the calculation of diluted earnings (loss) per common share.

         For the years ended December 31, 1998 and 1997, certain securities were not included in the calculation of diluted earnings because of their anti-dilutive effect, those securities are as follows (in thousands).

                                                               1998         1997
                                                              -----        -----
                                                             (shares)     (shares)
         Stock options                                          612          243
         Stock warrants                                         299          349
         Shares issuable on conversion of preferred
         shares                                               1,585        1,622
         Shares issuable on conversion of subordinated
         debentures                                           1,333          698
                                                              -----        -----
                                                              3,829        2,912
                                                              =====        =====

         (g) Income Taxes

         The Company follows Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires, among other things, a liability approach to calculating deferred income taxes.

         (h) Other Comprehensive Income

         Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income as these amounts are recorded directly as an adjustment to stockholders equity. The Company's other comprehensive income is comprised of unrealized gain on available for sale securities.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES (continued)

         (i) Investments

         The Company generally accounts for all investments in which it owns 20% or more of the investees' outstanding common stock and for investments over which it has significant influence on the equity method. Other investments are generally carried on the cost method. In accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), the Company has classified marketable equity securities as available-for-sale securities as recorded at fair value with the resulting gain (or loss) credited (or charged) as a separate component of equity.

         (j) Changes in Underlying Equity of Affiliates

         Where appropriate, the Company records changes in its underlying equity of affiliates in its statement of operations, in compliance with SEC Staff Accounting Bulletin No. 51.

         (k) Goodwill

         Goodwill, which represents the excess of the cost over the underlying carrying value of the equity in the investment, is included in investments in affiliates and is amortized over 20 years on a straight-line basis.

         (l) Estimated Fair Value of Financial Instruments

         Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosure about Fair Value of Financial Instruments" requires disclosures of fair value information about financial instruments for which it is practicable to estimate the value, whether or not recognized on the balance sheet. The fair value of financial instruments, including cash, amounts due from affiliates, accounts payable and accrued expenses, approximate their carrying value because of the current nature of these instruments. The carrying amounts of long-term debt and subordinated debentures approximate their fair value because the interest rates approximate current market rates for financial instruments with similar maturities and terms.

         (m) Cash and cash equivalents

         The Company considers all highly liquid investments and other short-term investments with an initial maturity of three months or less from purchase date to be cash equivalents.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 2:  EARNINGS (LOSS) PER SHARE

         The following illustrates the components' of income (loss) from continuing operations utilized in the computation of earnings (loss) per share (in thousands):

                                                               1998          1997
                                                              -----         -----
    Income (loss) from continuing operations                  $(235)        $ 277
    Nonconvertible preferred stock dividends                   (117)         (120)
                                                              -----         -----
    Numerator for basic and diluted income (loss) from
    continuing operations                                     $(352)        $ 157
                                                              =====         =====

NOTE 3:  INVESTMENTS IN AND NOTES RECEIVABLE
         AND ADVANCES DUE FROM AFFILIATES


         Investments in and advances to affiliates consist of the following at December 31, 1998 (dollars in thousands):

                                                      Notes        Advances
         Name         Ownership %    Investment     Receivable       Due
         ----         -----------    ----------     ----------       ---
         ISI              15.0          $  591        $   --        $   --
         Mezzanine         6.0             204           600           446
         Core             19.0               2           778           632
         Teletrak         18.0              --            --            --
                                        ------        ------        ------
                                        $  797        $1,378        $1,078
                                        ======        ======        ======

         In December 1997, the Company entered into a participation in Mezzanine's position in a note from a third party. The note was due November 30, 1998 and bears interest at 12% per annum plus an enhancement fee of 9% to 10%, as defined, and is collateralized by the assets of the third party. The liens on the third-party's assets are filed in the name of Mezzanine, which the Company, through the participation agreement, shares in the liens and rights to the assets of the third party. As compensation for administering the note, Mezzanine receives 30% of the enhancement fee. On November 30, 1998, the Company agreed to extend the due date on the note to November 30, 1999. At December 31, 1998, the balance due is $600,000 including accrued interest of $14,500. The Company's participation expires on December 31, 1999.

         In 1998, the Company entered into a participation agreement in Mezzanine's loan to a wholly owned subsidiary of Core. The amount receivable under this participation totaled approximately $778,000 at December 31, 1998. This participation agreement carries a rate of return of 15% per annum and terminates on December 31, 1999.

         Advances due represent monies advanced for general corporate and other purposes and are due on demand and bear no interest.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 3:  INVESTMENTS IN AND NOTES RECEIVABLE
         AND ADVANCES DUE FROM AFFILIATES

         Equity in earnings (loss) for the equity method investments and distributions from the cost method investments are as follows (in thousands) for the years ended December 31):

         Name             1998          1997
         ----             ----          ----
         ISI              $  73         $  89
         Core              (238)         (292)
                          -----         -----
                           (165)         (203)
         Mezzanine           12            20
         Teletrak            --            --
                          -----         -----
                          $(153)        $(183)
                          =====         =====

         INTERSYSTEMS, INC., ("ISI")

         The Company accounts for its investment in ISI on the equity method as ISI is controlled by affiliates of the Company The quoted market value of ISI's common stock was approximately $1.00 as of December 31, 1998. Accordingly, the value of the Company's investment in ISI was $1,182,364 at December 31, 1998.

         In 1998, the Company exchanged 22,222 shares of ISI as partial payment to satisfy the Company's obligation on a 9-1/2% convertible subordinated debenture (see Note 5).

         Additionally in 1998, the Company sold 16,000 shares of ISI to certain officers of the Company. In lieu of cash, the Company exchanged 8% convertible subordinated debentures held by the officers (see Note 4(a)).

         In November 1998, the Company granted to ISI a five year option to purchase all of the Company's 1,353,000 shares of common stock in Teletrak for $.50 per share. The purpose of this grant was to induce ISI to participate to the extent of $122,500 in a private placement of Teletrak units consisting of one share of common stock and one-half common stock purchase warrant for $.50 per unit. The Company reserved the right to dispose of the shares at any time subject to prior notice to ISI.

         In 1997, the Company exchanged 84,659 and 70,060 shares, respectively, of ISI in satisfaction of certain deferred compensation for certain officers of the Company and to related third parties (see Note 4(a)).

         In 1996, ISI adopted a plan to discontinue a portion of its business and accordingly recorded a loss from discontinued operations. In 1997, the Company's allocable share totaled $23,000 of income and was classified as discontinued operations in the accompanying consolidated financial statements.

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

         In 1997, ISI registered the shares and the stock traded at $1.80 for the thirty consecutive trading days, as defined in the agreement. Accordingly, the redemption features of the security was terminated and the redemption value of $2,077,000 of ISI's stock was reclassified to ISI's shareholders equity. In 1997, ISI also issued shares of its common stock upon the conversion of $1,680,000 of debentures.

         The Company's percentage ownership share in these increases in ISI's shareholders' equity for 1997 has been reflected as income, in compliance with SEC Staff Accounting Bulletin No. 51.

         Significant accounting policies for ISI are as follows:

Inventories

         Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property, Equipment and Leasehold Improvements

         Property, equipment and leasehold improvements are stated at cost. The Company provides for depreciation and amortization on certain equipment by utilizing the units of production method based upon the number of hours the compounding equipment and leasehold improvements is provided using the straight-line method over the estimated useful lives of the assets or the lease period, whichever is less. For income tax purposes, depreciation on certain assets is calculated using accelerated methods.

         Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be fully recoverable.

Revenue Recognition

         Sales are recorded in the periods that products are shipped or as services are performed.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Lease Accounting

         ISI leases grain sampling systems to certain of its customers. The leases generally provide for revenues based on samples taken on a monthly basis with a minimum number on an annual basis. Revenue is recorded monthly based on the number of samples and any differences between the number billed and the minimum annual amount is recorded on the annual anniversary date of the lease.

         Equipment leased to others is recorded at cost and is being depreciated on a straight-line basis over eight years.

Summarized Financial Data

         Summarized financial data for ISI as of December 31, 1998 and for the years ended December 31, 1998 and 1997 is as follows (in thousands).

                                                              1998
                                                            -------
       Balance sheet data:
         Current assets                                     $ 6,312
         Other assets                                        23,741
                                                            -------

         Total assets                                        30,053

         Current liabilities                                  7,724
         Long-term liabilities                               18,448
                                                            -------

         Shareholders' equity                               $ 3,881
                                                            =======

                                                             1998           1997
                                                            -------        -------
         Income statement data:
           Revenues                                         $33,322        $27,008
           Expenses                                          32,879         26,589
                                                            -------        -------
               Net income from continuing operations            443            419
         Income from discontinued operations                     --            150
                                                            -------        -------
         Net income                                         $   443        $   569
                                                            =======        =======

CORE CAPITAL, INC. ("CORE")

         Core, through its wholly-owned subsidiary, is in the business of financing commercial receivables. Core is controlled by affiliates of the Company and has been accounted for on the equity method.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


         In December 1997, the Company increased its ownership interest in Core from 14% to 19% by issuing 300,000 shares of its common stock valued at $1.00 per share. The purchase price of the Core shares can be reduced by $.10 per share or a pro rata amount thereof, for every $200,000 in losses on receivables of Core booked as of January 1, 1997, which losses are incurred through December 31, 2000, but in no event shall the price be reduced below $1.25 per share. Through December 31, 1998, Core had not incurred additional losses on the aforementioned receivables but had established reserves on these receivables totaling approximately $490,000.

         The Company has recorded approximately $281,000 as goodwill for the cost over the estimated fair value. This value was determined based on the book value of Core at the time of the exchange. Amortization expense totaled approximately $14,000 for the year ended December 31, 1998. Amortization expense was not material for the year ended December 31, 1997.

         Significant accounting policies for Core are as follows:

         Furniture and equipment:

         Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, including assets held under capital leases.

         Revenue recognition, client reserves and allowance for credit loss:

         Core purchases accounts receivable form customers based on amounts it deems collectible based on deductibles, coinsurance percentages, credit histories, verification of claims and various fees that Core will be charging the customer. The difference between the face amount of receivables purchased and the payments for those receivables is accounted for as a client reserve.

         Receivables are generally collectible within 30 to 90 days. Under the factoring agreements, Core typically makes initial advances from 50 to 80 percent of the face amount of the gross receivables purchases and charges a fee at the time of purchase ("purchase discount fee") as well as a fee for receivables not collected within a prescribed period of time ("collection fee"). Core recognizes the purchase discount fee as revenue upon purchase of the receivable since collection is expected within 30-90 days and all the services related to transfer of title and investigation of credit-worthiness have been performed. The collection fee is recognized monthly as earned. Fees charged vary among clients and are based upon a credit evaluation and expected profit contribution to Core from each customer. Should receivables be denied by the payee or payment delayed for any reason, Core requires that the customer provide additional collateral, generally in the form of additional receivables.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)




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

SUMMARIZED FINANCIAL DATA

         Summarized financial data for Core as of December 31, 1998 and for the years ended December 31, 1998 and 1997 is as follows (in thousands):

                                             1998
                                            -------
         Balance sheet data:
           Current assets                   $ 3,793
           Other assets                       1,180
                                            -------

           Total assets                       4,973

           Current liabilities                2,328
           Long-term liabilities              4,008
                                            -------
           Shareholders' equity             $(1,363)
                                            =======

                                        1998              1997
                                        ----              ----
       Income statement data:
         Revenues                      $1,429            $1,742
         Expenses                       3,351             2,642
         Net loss                       1,922             1,053


MEZZANINE FINANCIAL FUND, L.P. ("MEZZANINE")

         Mezzanine, a limited partnership, is engaged in a variety of investments and loans. Certain officers of the Company are the principal shareholders of the general partner that provides management services to Mezzanine. The Company accounts for this investment on the cost method, the carrying value of which approximately market.

         Pursuant to the terms of the limited partnership agreement under which the Fund was organized, the Fund was scheduled to terminate on December 31, 1998. Fund management has obtained limited partner approval of a one year extension of the term of the Fund in order to pursue an orderly liquidation of the outstanding loans to enable the Fund to return the original limited partnership investments to the limited partners.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)




TELETRAK ENVIRONMENTAL SYSTEMS, INC. ("TELETRAK")

         In November 1998, the Company's majority owned subsidiary, Teletrak Advanced Technology Systems, Inc., merged with Advanced Environmental Systems, Inc. ("AES"). Under the transaction, AES became a wholly owned subsidiary of Teletrak, and the AES stockholders received shares of Teletrak common stock in exchange for their AES stock. Immediately prior to the transaction, Teletrak effected a 10 for 1 reverse stock split and recapitalization, and changed its name to Teletrak Environmental Systems, Inc.

         AES, a privately held company, specializes in the manufacture, distribution and licensing of industrial "mucking pumps" and related equipment. The design of these pumps, based upon jet pumps technology, makes its equipment an effective portable tool for the removal of granular wet or dry materials (including sludge, scale and slurries) - particularly for environmental cleanup of hazardous matter such as asbestos and lead.

         Teletrak had been an inactive public company since 1993 as management sought an appropriate merger partner. It had no employees or facilities. After the merger the Company became a minority stockholder with approximately 1,353,000 shares, or 18%, of the outstanding common stock and retained two seats on Teletrak's seven member board of directors. The Company wrote off its investment in Teletrak prior to 1996 (see Note 15).

UNAPIX ENTERTAINMENT, INC. ("UNAPIX")

         Unapix is engaged in the worldwide distribution of feature films, documentaries, live action children series and other special interest programming.

         The shares of Unapix common stock held by the Company were classified as Available for Sale Securities and, accordingly, any unrealized gain (loss) from this investment has been credited (debited) to a component of equity.

         During 1997, the Company, in the normal course of business, sold its remaining shares of Unapix held for investment (see Note 4(a)).

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



NOTE 4:  RELATED PARTY TRANSACTIONS

         (a) Sale and Exchange of Securities

         During 1998, the Company exchanged $30,000 of 8% convertible subordinated debentures (see Note 5), held by three officers of the Company for 16,000 shares of ISI. The excess of the proceeds over the fair value of the shares resulted in a gain of approximately $20,000.

         During 1997, the Company reduced its 8% convertible subordinated debentures, held by three officers of the Company by $375,000 by offsetting $125,000 of certain promissory note receivables and the issuance of 285,713 shares of common stock of the Company. The issuance of additional shares of common stock over the stated conversion amounts resulted in a loss of $165,000. The Company also issued 268,213 shares for the payment of approximately $258,000 of accrued interest due on the 8% convertible subordinated debentures.

         Additionally, during 1997, the Company also exchanged a one-third interest in Mezzanine (value of $100,000) for the surrender of $100,000 of 14% notes payable to the shareholder.

         Also in 1997, the Company exchanged 49,659 shares of ISI for certain deferred compensation and 10% promissory notes with a value of approximately $184,000 from certain officers of the Company. The Company also exchanged 169,565 of the Company's shares, valued at $117,000 and 70,060 shares of ISI, valued at $100,000, with ISI for amounts due to ISI. These transaction were approved by the Board of Directors and the Company realized a gain from these transactions of $284,000 which has been included in gain on sale of securities.

         In 1997, the Company exchanged 58,789 shares of the Company's common stock, valued at $55,000 and 35,000 shares of ISI, valued at $77,000 with Mezzanine for amounts due to Mezzanine.

         Additionally, in 1997, the Company had nonrelated party transactions in which it sold 88,700 shares of Unapix, resulting in total gains of $415,000.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


         (b) Borrowings

         In July 1998, a wholly-owned subsidiary of Core ("the subsidiary") defaulted on a loan a bank. The loan was guaranteed in part by the Company, and two of its officers. The bank demanded payment pursuant to the loan's guarantees. In order to permit the Company to make payment pursuant to its guaranty, two officers of the Company advanced a total of $225,000 to the Company, $180,000 of which was repaid by the subsidiary in September. As of December 31, 1998, the Company was indebted to two officers of the Company for these advances in the amounts of $30,000 and $15,000, respectively, pursuant to promissory notes payable on demand and bearing interest at 10% per annum. The subsidiary has agreed to pay the Company all amounts paid, both principal and interest, pursuant to these notes.

         In addition, the Company borrowed $500,000 from a bank to complete the payment pursuant to its guaranty. (see Note 6).

         In relation to the repayment of the subsidiary loan, an officer of the Company paid $100,000 to the bank pursuant to his guaranty on behalf of the subsidiary. In exchange for its agreement to repay the officer of the Company all amounts paid by him pursuant to his guaranty, the subsidiary increased its loan from Mezzanine by $100,000 and directed Mezzanine to transfer to the officer of the Company a $100,000 10% Convertible Subordinated Note due June 30, 2002 of Unapix Entertainment, Inc. held by Mezzanine in full satisfaction of all amounts owing to him.

         In November 1998, another officer of the Company loaned $100,000 to the Company which in turn was lent to Core, in exchange for participation on a loan made by Core to the subsidiary. The participation bears a rate of return of 18%. Prior to December 31, 1998, the Company repaid $25,000 to the officer of the Company in six equal installments and the other officer of the Company advanced an additional $25,000 to the Company which was immediately used to repay in part the amount owning to the other officer of the Company. At December 31, 1998, the Company is indebted to the two officers of the Company in the amounts of $50,000 and $25,000, respectively pursuant to one year convertible promissory notes bearing interest at 10% per annum. The notes are convertible into common stock of the Company at a price based upon the average market price of the common stock during the 30 days preceding the maturity date. The notes may be extended for an additional year at the option of the holder.

         In April 1998, a company, owned jointly by several officers of the Company, loaned $250,000 to the Company. The loan is payable on demand and bears interest at 12% per annum, payable monthly. For 1998, interest expense amounted to approximately $21,000.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


         (c) Other

         Management and administrative salaries of the Company are allocated to affiliates based upon estimated time devoted to the respective operations. All other allocation of general corporate expense are recorded on a specific identification method. In 1998 and 1997, approximately $526,000 and $510,000, respectively, were allocated to affiliates and deducted from the Company's expenses.

NOTE 5:  SUBORDINATED DEBENTURES AND CONVERTIBLE NOTES

         Subordinated debentures and convertible notes of the Company consist of the following at December 31, 1998 (in thousands):

         12% subordinated debentures, due 1999                      $   75
         9-1/2% senior convertible notes, due 2001                   1,450
         8% convertible subordinated debentures due 1999             1,145
                                                                    ------
         Total                                                       2,670
         Less current portion                                        1,220
                                                                    ------
         Total long-term debentures                                 $1,450
                                                                    ======


12% Subordinated Debentures, due 1999

         These bonds mature on August 31, 1999. Interest is payable in cash semi-annually.

         On October 30, 1997, the Company commenced an exchange offer of its 12% subordinated debentures with a principal balance of $1,625,000 for 9-1/2% senior convertible notes of Mezzanine Financial Corp., a wholly-owned subsidiary of the Company, due December 31, 2001. Through December 31, 1998, the Company had exchanged $1,550,000 of the 12% subordinated debentures for an equal amount of 9-1/2% senior convertible notes and $100,000 of the notes were converted.

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

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


         9-1/2% Senior Convertible Notes

         Mezzanine Financial Corp., the Company's wholly owned subsidiary, recently formed to engage in the business of providing capital in high yield debt situations of mid-market companies and to provide asset-based lending directly to or in participation with other commercial lenders.

         The 9-1/2% senior convertible notes, which are guaranteed by the Company, consist of two separate notes ("Note A", "Note B", and collectively the "Notes") of equal value and are due December 31, 2001. Note A is convertible, at the option of the holder, into common stock of the Company ("Helm Shares") (at a conversion price of $1.25 per share). Note B is convertible, at the option of the holder, into common stock of ISI, held by the Company, at a conversion price of $2.75 per share.

         ISI will not be obligated, directly or indirectly, to provide principal or interest payments with respect to the Notes. Interest on the Notes will be paid semi-annually on June 30 and December 31, of each year commencing December 31, 1997. Although Mezzanine Financial Corp. and the Company are the only obligors with respect to the payment of principal and interest with respect to the Notes, Mezzanine Financial Corp., Helm and ISI jointly agree to provide the registration rights with respect to the Helm Shares or ISI Shares.

         During 1998, Mezzanine Financial Corp. converted $100,000 of the 9-1/2% senior convertible notes for 50,000 Helm shares and 22,222 shares of ISI. The Company's Board of Directors authorized a one time adjustment to the conversion prices to $1.00 per share for Note A and $2.25 per share for Note B to induce the exchange. Mezzanine Financial Corp. recognized a gain on this exchange of $37,000.

         8% Convertible Subordinated Debentures, due 1999

         The 8% subordinated convertible debentures are held by certain officers of the Company. The debentures bear interest at 8% per annum, payable on a quarterly basis, and are convertible, at the option of the holder, into common stock of the Company at a conversion price of $6.60 per share and will mature on December 1, 1999. The debentures were purchased by the officers with their individual promissory notes in the face amount of the debentures, each bearing interest at 9% per annum. At December 31, 1998, accrued interest totaled $92,000.

         In 1998, the remaining $175,0000 of promissory notes receivable was paid in securities of the Company (see Note 9).

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 6:  LONG-TERM DEBT

         In 1998, the Company borrowed $500,000 from a bank to complete payment pursuant to its guaranty of a loan from a second bank to a wholly-owned subsidiary of Core (see Note 4(a)). Core, through its subsidiary, defaulted on the loan. The Core loan was guaranteed in part by the Company and one of its officers. The bank demanded payment pursuant to the guarantees. The loan is payable $100,000 and $400,000 on September, 1999 and 2000, respectively, and interest at prime rate (7.75% at December 31, 1998) is payable monthly. The loan is guaranteed by two officers of the Company and secured by 600,000 shares of ISI.

NOTE 7:  LIABILITIES

         Accrued expenses consist of the following at December 31, 1998 (in thousands):

         Accrued interest                    $ 97
         Payroll related expenses             231
         Other                                481
                                             ----
                                             $809
                                             ===

NOTE 8:  INCOME TAXES

         The Company and its eligible subsidiaries file a consolidated Federal income tax return. Other subsidiaries and affiliates file separate income tax returns.

         The Company has approximately $22,403,000 of net operating loss carryovers for Federal income tax purposes, of which $5,500,000, $3,400,000 and $186,000 expire in 1999, 2000 and 2001, respectively, the remainder of which expire through 2018.

         Net deferred income taxes as of December 31, 1998 consisted of the following (in thousands):

         Tax benefit of net operating loss carryovers                $ 7,841
         Tax basis in excess of book basis of investments in
         unconsolidated subsidiaries                                   1,402
         Other                                                             1
                                                                     -------
         Deferred tax asset                                            9,244
         Valuation allowance                                          (9,244)
                                                                     -------
                           Net deferred tax asset                    $    --
                                                                     =======

         At December 31, 1998, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



NOTE 9:  PREFERRED STOCK

         The Company has authorized the issuance of 5,000,000 shares of $.01 par preferred stock, which have been issued in three types of series which, as of December 31, 1998, are as follows:

         Series A preferred stock                                      14,750
         Series A 8% cumulative convertible preferred stock            12,705
         Series B 8% cumulative convertible preferred stock             2,000
                                                                       ------
                                                                       29,455
                                                                       ======


         The Series A preferred stock has a stated value of $50.00 per share and each share is convertible into 3.3 shares of common stock at the greater of $15.00 or 6-2/3% of the then common stock market price.

         During 1998, the Company redeemed 3,500 shares of Series A preferred stock from an officer of the Company in satisfaction of a $175,000 promissory note held by the Company.

         The Series A 8% cumulative convertible preferred stock with a stated value of $100.00 per share was issued in connection with a debenture refinancing in 1993. The shares are convertible into common shares at an exercise price of $0.96 for each $1.00 of stated value.

         During 1998, 250 shares of Series A 8% convertible preferred stock were converted to common stock.

         The Series B 8% cumulative convertible preferred stock with a stated value of $100.00 per share was also issued in connection with the debenture refinancing. The shares are convertible into common shares at an exercise price of $0.94 for each $1.00 of stated value.

         Series A and B 8% cumulative preferred stock provide the holders with voting rights in proportion with the respective shares of common stock that may be converted. The aggregate amount of unpaid dividends in arrears on the Series A and Series B preferred stock was $616,000 at December 31, 1998.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE  10:STOCK OPTIONS AND WARRANTS

         The Company applies APB No. 25 and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         The 1982 Incentive Stock Option Plan (the "Plan"), as amended, provides for the issuance of options to purchase up to 116,667 shares of common stock. Options are granted at market value on the date of the grant. In 1998 and 1997, no options were granted under this plan. The plan has been terminated and no further options can be granted thereunder.

         No options were exercised during 1998 and 1997. During 1998 and 1997, 66,667 and 25,369 options expired, respectively.

         A summary of the Company's stock options and the related transactions for the years ended December 31, 1998 and 1997 are presented below:

                                                      1998                                  1997
                                      ------------------------------------- --------------------------------------
                                                                Weighted                              Weighted
                                                                 average                               average
                                                                exercise                              exercise
                                              Shares              price             Shares              price
                                      ------------------------ ------------ ----------------------- --------------
Outstanding at beginning of year                 473,668            $2.27                99,037         $8.89
Granted                                           30,000              .81               400,000          1.11
Exercised                                              -             -                        -          -
Forfeited                                        (66,667)            9.375              (25,369)         7.50
                                      ------------------------ ------------ ----------------------- --------------
Outstanding at end of year                       437,001            $1.00               473,668         $2.27
                                      ------------------------ ------------ ----------------------- --------------
Options exercisable at year-end                  407,001            $1.13               443,668         $2.40
Weighted average fair value of
options granted during the year                                     $0.39                              $  .51

         The following table summarizes information about stock options outstanding at December 31, 1998:

                                    Options Outstanding                          Options Exercisable
                    ----------------------------------------------------- -----------------------------------
                                          Weighted
                                          average           Weighted                            Weighted
Range of exercise        Number          remaining          average            Number           average
      prices          outstanding     contractual life   exercise price     exercisable      exercise price
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
$0.81 to $1.13            430,000               3.8             $ .95           400,000           $1.10
$3.75 to $4.69              7,001               2.1              4.02             7,001            4.02
                    ----------------- ----------------- ----------------- ----------------- -----------------
                          437,001                               $1.00           407,001            1.13

         In 1998, the Company granted to its outside directors, in consideration of services provided, 30,000 options at an exercise price of $0.8125, which vest over a three-year period and expire in July 2003. At December 31, 1998, 15,000 options were exercisable. The fair value of the options granted was minimal. No options were exercised as of December 31, 1998.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


         In 1997, the Company granted 225,000 options to two executives and 115,000 to other employees of the Company with an exercise price of $1.125, fair market value at the date of grant. The options vested immediately and expire in October 2002. Also, in 1997, the Company granted to its outside directors, in consideration of services provided, 60,000 options at an exercise price of $1.00, which vest over a three-year period and expire in October 2002. At December 31, 1998, 45,000 options were exercisable. The fair value of the options granted was minimal.

         In 1996, the Company issued 86,098 warrants at an exercise price of $1.25 expiring on December 15, 2006, in exchange for the cancellation of certain 8% debentures.

         The Company also has 112,945 warrants at an exercise price of $0.96 and 100,000 warrants at an exercise price of $0.90, expiring on January 31, 2002 which were issued prior to 1997.

         SFAS No. 123 requires the Company to provide pro forma information regarding net earnings (loss) and earnings (loss) per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Sholes option-pricing model with the following weighted average assumptions used for the 1998 and 1997 grants; no dividend yield, expected violatility of 46%, risk free interest rate of $5.3%, expected life of five years.

         The proforma effect of applying the provisions of SFAS No. 123 would be as follows:

                                                                  Years Ended December 31,
                                                                  1998                1997
                                                                  ----                ----
                    Net income (loss)
                        As reported                               $(194)             $2,613
                        Proforma                               $      -              $2,440

                    Net income (loss) per  common share
                    - basic and  diluted
                        As reported                                $(.08)               $.94
                        Proforma                                   $(.08)               $.87

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



NOTE 11:                            SHARES RESERVED FOR FUTURE ISSUANCE

         Shares reserved for future issuance at December 31, 1998 are as follows:

                                                                                 Shares
                                                                                ---------
         Conversion of preferred stock                                          1,584,879
         Conversion of 10% convertible promissory notes                           580,000
         Conversion of 9-1/2% senior convertible notes                            580,000
         Conversion of 8% convertible subordinated debentures                     173,485
         Warrants to purchase common stock                                        299,043
         Shares reserved for stock options including options granted              437,001
         Shares reserved for stock options exchangeable for Core
           stock options                                                          175,000
                                                                                ---------
         Total shares reserved for future issuance                              3,829,408
                                                                                =========

         In May 1998, the Company's Board of Directors resolved to reserve for issuance 175,000 shares of Helm common stock to be issued pursuant to a like number of Helm common stock options exercisable at $1.50 until August 31, 2007. These Helm options may be issued to various holders of Core options in exchange for the Core options in the event that Core does not complete a public offering or is not merged into a public entity on or before December 31, 2002. For making these standby options available, the Company received 25,000 Core options exercisable at $2.00 per share. In addition, the Company will receive the Core options exchanged for Helm options.

NOTE 12: COMMITMENTS AND CONTINGENCIES

(a) Employment Contracts

         The Company has agreements with two of its officers which provide for continuous five-year terms. As part of the agreement, the officers will receive, in lieu of annual base compensation, 7.5% and 3.75% of EBT, as defined. As of December 31, 1998, no amounts were due under these contracts. The employment agreements, along with those for two additional officers of the Company, also include a provision for lump-sum payments in the event of a change in control of the Company. Payments to each officer are limited to 2.99 times their average compensation (as defined) during the prior five-year period. The change in control payments would approximate $2 million at December 31, 1998. The agreements also provide for severance and other payments in the event the officers do not complete the original terms of the agreements or do not stay at the Company until age 65.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



NOTE 13:       LEGAL PROCEEDINGS

                  The Company has received a claim for indemnification as guarantor in the amount of approximately $700,0000 arising out of alleged breaches of representations and warranties made in connection with the sale of Interpak Terminals, Inc. in July 1997. At the closing of the sale, $250,000 of the purchase price was placed in escrow to be used to satisfy legitimate indemnification claims. Management believes that this claim is overstated and is endeavoring to settle the matter, without the necessity of arbitration, within the escrow amount. At the present time, it appears that the matter will be referred to arbitration. Management intends to mount a vigorous defense. No assurance can be given, however, that management will be successful in this effort.


NOTE 14:       DISCONTINUED OPERATIONS

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

                  The results of Interpak have been classified as discontinued operations in the accompanying financial statements, as follows:

                                                                Seven months
                                                               ended July 31,
                                                                    1997
                                                               --------------
                                                               (in thousands)
Revenues                                                           $10,608
                                                                   -------
Operating expenses                                                   8,330
Selling, general and administrative expense                          1,947
Equity in affiliates                                                   (58)
Expense related to settlement of lawsuit                                 -
Nonrecurring warehouse organization                                      -
Interest expense, net                                                  294
                                                                   -------
                                                                    10,513
                                                                   -------
Net income                                                         $    95
                                                                   =======

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 15:       STATEMENT OF CASH FLOWS

                  Supplemental disclosures of cash flow information:

                                                                             Year ended December 31,
                                                                         -----------------------------
                                                                         1998                     1997
                                                                         ----                     ----
                                                                                 (in thousands)
Interest paid                                                            $162                     $240

                  Non-cash transactions relating to investing and financing activities:

                                                                             Year ended December 31,
                                                                         -----------------------------
                                                                         1998                     1997
                                                                         ----                     ----
                                                                                 (in thousands)
Repayment of officer's notes receivable by exchange of
  preferred stock                                                        $175                     $150
Issuance of stock for directors fees                                        -                       24
Issuance of stock in exchange for debts to affiliates                       -                      408
Exchange of investment in Mezzanine for reduction in notes
  payable                                                                   -                      100
Reduction of notes payable and interest accrued expenses
  in exchange for common stock of affiliates                               22                      199
Exchange of promissory note receivable for reduction of
  notes payable                                                             -                      125
Issuance of stock in exchange for stock of affiliate                        -                      300
Issuance of stock for interest previously accrued                           -                      165
Reduction of notes payable in exchange for common stock of
  the Company                                                              50                        -

NOTE 16:    SUBSEQUENT EVENT

                In February 1999, Teletrak began trading shares of its common stock on the Over-the-Counter Bulletin Board. The Company owns 1,353,000 shares of Teletrak, or 18%. Accordingly, the Company records its investment in equity securities as available-for-sale securities as prescribed by SFAS No. 115. The securities are recorded at fair value with the resulting gain (or loss) credited (or charged) as a separate component of equity.

At December 31, 1998, the shares had no trading value and accordingly the Company has not recorded any investment.