Form 10QSB
period 1999-03-31
HELM CAPITAL GROUP INC
filed 1999-05-17
CIK 351685

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15 (b)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended: March 31, 1999

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

         As of May 12, 1999, there were 3,779,000 shares of the Company's common stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION
                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1999

                                 (IN THOUSANDS)
                                   (UNAUDITED)


ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                                 $   19
Notes receivable and advances from affiliates                              2,451
Prepaid expenses                                                              25
Due from related party                                                        50
Other                                                                         18
                                                                          ------

         TOTAL CURRENT ASSETS                                              2,563

INVESTMENTS IN AFFILIATES                                                    688

OTHER ASSETS                                                                  36

CASH HELD IN ESCROW, LESS RESERVE                                            125
                                                                          ------
                                                                          $3,412
                                                                          ======

                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1999

                                 (IN THOUSANDS)
                                   (UNAUDITED)


LIABILITIES AND SHAREHOLDERS'
(DEFICIENCY)

CURRENT LIABILITIES:
Accrued expenses                                                       $    870
Advances due to affiliates                                                   63
Notes due to related parties                                                370
Current portion of subordinated debentures                                1,220
Current portion of bank loan                                                100
                                                                       --------

         TOTAL CURRENT LIABILITIES                                        2,623

SUBORDINATED DEBENTURES                                                   1,450

LONG-TERM PORTION OF BANK LOAN                                              400

ACCRUED EXPENSES PAYABLE IN
     COMMON STOCK                                                           575

OTHER LIABILITIES                                                            32
                                                                       --------

         TOTAL LIABILITIES                                                5,080

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' CAPITAL (DEFICIT):
         Preferred stock, $.01 par value: shares
authorized 5,000; issued and outstanding 29 shares                         --
         Common stock, $.01 par value: shares
authorized 15,000; issued 3,779 shares                                       38
         Additional paid-in capital                                      20,723
         Deficit                                                        (22,400)
                                                                       --------
                                                                         (1,639)

Less: 6 shares of treasury stock, at cost                                   (29)
                                                                       --------

TOTAL SHAREHOLDERS' CAPITAL (DEFICIT)                                    (1,668)
                                                                       --------

                                                                       $  3,412
                                                                       ========

                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                           Three Months Ended
                                                                March 31,

                                                           1999           1998
                                                         -------        -------
REVENUES                                                 $    58        $    80
                                                         -------        -------

COSTS, EXPENSES, AND OTHER:
     Selling, general and administrative expenses             55             44
     Equity in net (earnings) losses of affiliates            90             (9)
     Interest and debt expense                                73             55
     Other                                                  --              (34)
                                                         -------        -------

       TOTAL COSTS, EXPENSES AND OTHER                       218             56
                                                         -------        -------

INCOME (LOSS) FROM CONTINUING
OPERATIONS                                                  (160)            24

DISCONTINUED OPERATIONS                                     --               40

CUMULATIVE EFFECT OF CHANGE
         IN ACCOUNTING PRINCIPLE                             (20)          --
                                                         -------        -------

NET (LOSS) INCOME                                        $  (180)       $    64
                                                         =======        =======

Earnings Per Share - Basic and Diluted
     Continuing operations                               $  (.05)       $  --
     Discontinued operations                                --              .01
     Cumulative effect of change
         in accounting principle                            --             --
                                                         -------        -------
                                                         $  (.05)       $   .01
                                                         =======        =======

Average common shares outstanding                          3,779          3,720
                                                         =======        =======

                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                              Three Months Ended
                                                                  March 31,

                                                              1999         1998
                                                             -----        -----
Net cash provided by (used by) operating activities          $   4        $ (82)
                                                             -----        -----
Cash flows from investing activities:
         Loans originated                                     --           (898)
         Loan repaid                                          --            650
         Investment in affiliate                              --           (100)
         Loan to officer                                      --           (125)
                                                             -----        -----
                                                              --           (473)
                                                             -----        -----

NET INCREASE (DECREASE) IN CASH                                  4         (555)

CASH BEGINNING OF PERIOD                                        15          622
                                                             -----        -----

CASH END OF PERIOD                                           $  19        $  67
                                                             =====        =====

Supplemental disclosure of cash flow information:
         Cash paid for taxes                                  --             65

Noncash transactions:
         Repayment of officer's note receivable by
              exchange of preferred stock                     --            175

                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999


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

The following illustrates income (loss) utilized in the computation of earnings
(loss) per share (in thousands):


                                                             Three Months Ended
                                                                 March 31,

                                                            1999           1998
                                                           -----          -----
Income (loss) from continuing operations                   $(160)         $  24

Dividends on preferred stock                                 (30)           (30)
                                                           -----          -----

Numerator for basic and diluted (loss)
     from continuing operations                            $(190)         $  (6)
                                                           =====          =====


          For the three months ended March 31, 1999 and 1998, certain securities were not included in the calculation of diluted earnings because of their antidilutive effect. Those securities are as follows (shares in thousands):


                                                           1999             1998
                                                          -----            -----
Stock options                                               437              243
Stock warrants                                              299              299
Shares issuable on conversion of
     preferred shares                                     1,585            1,591
Shares issuable on conversion of
     subordinated debentures                                753              798
Shares issuable on conversion of
     promissory notes                                       300             --
                                                          -----            -----

                                                          3,374            2,931
                                                          =====            =====

Note 3.   Summarized Financial Data (in thousands):

Intersystems, Inc.                                         Three Months Ended
(15 % owned in 1999 and 16% in 1998)                            March 31,

                                                           1999            1998
                                                         -------         -------
REVENUES                                                 $ 6,324         $ 8,187
                                                         -------         -------

Operating expenses                                         4,282           5,787
Selling, general and administrative expenses               1,792           1,770
Interest expense (net)                                       471             400
                                                         -------         -------

TOTAL COST AND EXPENSES                                    6,545           7,957
                                                         -------         -------

Income (loss) from continuing
Operations                                                  (221)            230

Cumulative effect of change in
accounting principle                                        (134)           --
                                                         -------         -------

Net Income (loss)                                        $  (355)        $   230
                                                         =======         =======

Note 4.   Stockholders (Deficit) (in thousands)

                                                   Common  Stock        Additional
                         Preferred  Stock         $.01 par value           Paid
                        Shares      Amount     Shares        Amount     in Capital
                        ------      ------     ------        ------     ----------
Balance                   29        $  --       3,779       $    38       $20,723
Jan. 1, 1999


Net Loss                  --           --        --            --            --
                          --        -----       -----       -------       -------
Balance
March 31, 1999            29        $  --       3,779       $    38       $20,723
                          ==        =====       =====       =======       =======

                                 Retained
                                 Earnings
                                 (Deficit)        Treasury Stock         Total
                                 ---------        --------------         -----
Balance                          $(22,220)          $    (29)          $ (1,488)
January 1, 1999


Net loss                             (180)              --                 (180)
                                 --------           --------           --------

Balance
March 31, 1999                   $(22,400)          $    (29)          $ (1,668)
                                 ========           ========           ========


Note 5.

     On July 31, 1997, the Company's subsidiary, Interpak Holdings, Inc., sold its Interpak Terminals units, located in Houston, Texas and Edison, New Jersey to Katoen Natie U.S.A., Inc., a subsidiary of a privately-held Belgium corporation, for a cash purchase price of $2.2 million of which $250,000 is held in escrow until July 31, 2000.

     In the first quarter of 1998 the Company received additional proceeds of $40,000 upon settlement of an Interpak liability which is reflected as income from discontinued operations..

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

     Loss from continuing operations was $160,000 for the three months ended March 31, 1999 compared to income of $24,000 in the three months ended March 31, 1998. The primary factor contributing to the loss in 1999 was equity in losses of affiliates amounting to $90,000 in 1999 compared to equity in earnings of $9,000 in 1998. Intersystems equity loss was $33,000 in 1999 compared to income of $37,000 in 1998 (see note 3 to the financial statements) and an equity loss in Core Capital of $57,000 in 1999 compared to a loss of $28,000 in 1998. The 1998 period also benefited from other income of $34,000 which consisted primarily of royalty income from an affiliate.

     Income from discontinued operations in 1998 relates to Interpak Terminals as described in Note 5.

     Cumulative effect of change in accounting principle in 1999 is the Company's equity share of Intersystems change in accounting principle as indicated in note 3.


Impact of Inflation

     Inflation has not had a significant impact on the Company's operations.

Liquidity and Capital Resources

     Operating activities for the three months ended March 31, 1999 provided cash of $4,000 which increased cash to $19,000 at March 31, 1999.


YEAR 2000 COMPLIANCE

The Company's Compliance Program. Computer equipment using microprocessors that use only two digits to identify a year may be unable to accurately process data after December 31, 1999. In early 1998, the Company initiated its Year 2000
(Y2K) compliance project. The evaluation addressed internal hardware and software, key vendors, customers and significant third parties at all Company locations.

The Company's State of Readiness. In its office operations, the Company utilizes recently purchased computer hardware and software which has been deemed Y2K compliant. In the fourth quarter of 1997, Helm replaced all Greenwich office computers with compliant equipment and software.

Mezzanine has undertaken an analysis of all Spring Lake equipment and software to determine Y2K compliance. The Company does not expect that the cost, if any, to complete its testing and to replace parts for those machines not yet tested will be material to the financial condition of the Company. The Company estimates that all such equipment will be tested and in compliance by the second quarter of 1999.

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

The estimated costs of, and timetable for, becoming Y2K compliant constitute forward looking statements as defined in the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such estimates are based upon numerous assumptions by management, including accuracy or representations made by third parties concerning their compliance with Y2K issues, and other factors. The estimated costs of Y2K compliance also do not give effect to any future corporate acquisitions or divestitures made by the Company or its subsidiaries.

FORWARD LOOKING STATEMENTS

          This quarterly report for the period ended March 31, 1999 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtness. Readers are urged to consider statements which use the terms "believes', "intends", "expects", "plans", "estimates", "anticipated" or "anticipates" to be uncertain and forward-looking. In addition to other factors that may be discussed in the company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters, as well as the demand for the Company's services, or the ability of the Company to provide such services; (ii) the insolvency or failure to pay its debts by a significant creditor of the Company or its subsidiaries or affiliates, or the inadequacy or uncollectibility of any collateral pledged to secure such creditor's debts to the Company or its subsidiaries or affiliates; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company's subsidiaries of affiliates to develop and introduce new services to accommodate these changes; and (v) the maturing of debt at the Company, subsidiary or affiliate level and the inability of the Company, the subsidiary or affiliate to raise capital to repay or refinance such debt on favorable terms, or the insufficiency of collateral pledged to secure any such debt.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.







                                            HELM CAPITAL GROUP, INC.



Date:     May 12, 1999                      /s/ Daniel T. Murphys
                                            ------------------------

                                            Daniel T. Murphy
                                            Executive Vice President
                                            Chief Accounting and
                                            Financial Officer