Form 10QSB
period 1999-06-30
HELM CAPITAL GROUP INC
filed 1999-08-16
CIK 351685

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(b)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended: June 30, 1999

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

                     YES  X           NO
                         -------         -------
As of August 13, 1999, there were 3,779,000 shares of the Company's common stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION
                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1999

                                 (IN THOUSANDS)
                                   (UNAUDITED)


ASSETS
------
CURRENT ASSETS:

Cash and cash equivalents                                       $       4
Notes receivable and advances from affiliates                       2,441
Prepaid expenses                                                       28
Due from related party                                                 50
Other                                                                  13
                                                                   ------
         TOTAL CURRENT ASSETS                                       2,536

INVESTMENTS IN AFFILIATES                                             670

OTHER ASSETS                                                           30
                                                                   ------
                                                                   $3,236
                                                                   ======

                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1999

                                 (IN THOUSANDS)
                                   (UNAUDITED)


LIABILITIES AND SHAREHOLDERS'
-----------------------------
(DEFICIENCY)
-----------
CURRENT LIABILITIES:
Accrued expenses                                                  $     777
Advances due to affiliates                                               63
Notes due to related parties                                            370
Current portion of subordinated debentures                            1,220
Current portion of bank loan                                            100
                                                                  ---------
         TOTAL CURRENT LIABILITIES                                    2,530

SUBORDINATED DEBENTURES                                               1,450

LONG-TERM PORTION OF BANK LOAN                                          400

ACCRUED EXPENSES PAYABLE IN
     COMMON STOCK                                                       575

OTHER LIABILITIES                                                        30
                                                                  ---------
         TOTAL LIABILITIES                                            4,985

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' CAPITAL (DEFICIT):
         Preferred stock, $.01 par value: shares
authorized 5,000; issued and outstanding 29 shares                        -
         Common stock, $.01 par value: shares
authorized 15,000; issued 3,779 shares                                   38
         Additional paid-in capital                                  20,723
         Deficit                                                   (22,481)
                                                                  ---------
                                                                    (1,720)

Less: 6 shares of treasury stock, at cost                              (29)
                                                                  ---------
TOTAL SHAREHOLDERS' CAPITAL (DEFICIT)                               (1,749)
                                                                  ---------
                                                                  $   3,236
                                                                  =========

                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                                    1999         1998
                                                                                    ----         ----
REVENUES                                                                         $    57      $    78
                                                                                 -------      -------
COSTS, EXPENSES, AND OTHER:
     Selling, general and administrative expenses                                     43           36
     Gain on sale of securities                                                     --            (20)
     Equity in net (earnings) losses of affiliates                                    18          (21)
     Interest and debt expense                                                        77           73
                                                                                 -------      -------
       TOTAL COSTS, EXPENSES AND OTHER                                               138           68
                                                                                 -------      -------
NET (LOSS) INCOME                                                                $   (81)     $    10
                                                                                 =======      =======
Earnings Per Share - Basic and Diluted                                           $  (.03)     $  (.01)
                                                                                 =======      =======
Average common shares outstanding                                                  3,779        3,729
                                                                                 =======      =======



                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                          1999         1998
                                                          ----         ----
REVENUES                                               $   115      $   158
                                                       -------      -------
COSTS, EXPENSES, AND OTHER:
     Selling, general and administrative expenses           98           80
     Gain on sale of securities                           --            (20)
     Equity in net (earnings) losses of affiliates         108          (30)
     Interest and debt expense                             150          128
     Other                                                --            (34)
                                                       -------      -------
       TOTAL COSTS, EXPENSES AND OTHER                     356          124
                                                       -------      -------
INCOME (LOSS)  FROM
   CONTINUING OPERATIONS                                  (241)          34

DISCONTINUED OPERATIONS                                   --             40

CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                 (20)        --
                                                       -------      -------
NET (LOSS) INCOME                                      $  (261)     $    74
                                                       =======      =======
Earnings Per Share - Basic and Diluted
     Continuing operations                             $  (.08)     $  (.01)
     Discontinued operations                              --            .01
     Cumulative effect of change in
         accounting principle                             --           --
                                                       -------      -------
                                                       $  (.08)     $  --
                                                       =======      =======
Average common shares outstanding                        3,779        3,725
                                                       =======      =======

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                          Six Months Ended
                                                              June 30,

                                                          1999         1998
                                                          ----         ----
Net cash used by operating activities                  $   (11)     $   (57)
                                                       -------      -------
Cash flows from investing activities:
         Loans originated                                 --         (1,276)
         Loan repaid                                      --            650
         Investment in affiliate                          --           (100)
         Repayment of loan to officer                     --             62
         Loan to officer                                  --           (125)
                                                       -------      -------
                                                          --           (789)
                                                       -------      -------

Cash flows from financing activities:
         Loan from affiliate                              --            250
                                                       -------      -------
                                                          --            250
                                                       -------      -------
NET (DECREASE) IN CASH                                     (11)        (596)

CASH BEGINNING OF PERIOD                                    15          622
                                                       -------      -------
CASH END OF PERIOD                                     $     4      $    26
                                                       =======      =======
Supplemental disclosure of cash flow information:
         Cash paid for taxes                           $  --        $    65
                                                       =======      =======
         Cash paid for interest                        $    91      $    75
                                                       =======      =======
Noncash transactions:
         Repayment of officer's note receivable by     $  --        $   175
              exchange of preferred stock
         Exchange of debentures for                       --             30
              Intersystem common stock

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

The following illustrates the components of income (loss) from continuing operations utilized in the computation of earnings (loss) per share (in thousands):


                                                        Three Months                           Six Months
                                                        Ended June 30,                        Ended June 30,

                                                     1999            1998                  1999            1998
                                                     ----            ----                  ----            ----
Income (loss) from continuing operations          $ ( 81)           $  10                $(241)          $   34

Dividends on preferred stock                         (30)            (30)                  (60)            (60)
                                                   -----           -----                 -----           -----
Numerator for basic and diluted income
  (loss) from continuing operations                $(111)          $ (20)                $(301)          $ (26)
                                                   =====           =====                 =====           =====

          For the three and six months ended June 30, 1999 and 1998, certain securities were not included in the calculation of diluted earnings because of their anti-dilutive effect, those securities are as follows (in thousands):


                                                           Three Months                                Six Months
                                                           Ended June 30,                            Ended June 30,

                                                      1999              1998                   1999                  1998
                                                    Shares            Shares                 Shares                Shares
                                                    ------            ------                 ------                ------

Stock options                                          437               375                    437                   375
Stock warrants                                         299               136                    299                   136
Shares issuable on conversion of
     preferred shares                                1,585             1,591                  1,585                 1,591
Shares issuable on conversion of
     Subordinated debentures                           753               798                    753                   798
Shares issuable on conversion of
     Promissory Notes                                  300               --                     300                   --
                                                     -----             -----                  -----                 -----
                                                     3,374             2,900                  3,374                 2,900
                                                     =====             =====                  =====                 =====

Note 3.   Summarized Financial Data (in thousands):

Intersystems, Inc.                                    Three Months                 Six Months
(15% owned in 1999 and 16% in 1998)                  Ended June 30,               Ended June 30,

                                                     1999          1998         1999          1998
                                                     ----          ----         ----          ----
REVENUES                                         $  6,324      $  8,187     $ 15,127      $ 17,990
                                                 --------      --------     --------      --------

Operating expenses                                  4,282         5,787       10,404        13,013
Selling, general and administrative expenses        1,792         1,770        3,702         3,702
Interest expense (net)                                471           400        1,011           835
                                                 --------      --------     --------      --------
TOTAL COST AND EXPENSES                             6,545         7,957       15,117        17,550
                                                 --------      --------     --------      --------
Income (loss) from continuing
   Operations                                        (221)          230           10           440

Cumulative effect of change in
   accounting principle                              (134)         --           (133)         --
                                                 --------      --------     --------      --------
Net Income (loss)                                $   (355)     $    230     $   (123)     $    440
                                                 ========      ========     ========      ========

Note 4.   Stockholders (Deficit) (in thousands)


                                              Common       Stock     Additional
                  Preferred      Stock        $.01 par     value        Paid
                    Shares       Amount       Shares       Amount    in Capital
                    ------       ------       ------       ------    ----------
Balance
Jan. 1, 1999           29        $  --        3,779       $    38     $20,723

Net Loss             --             --         --            --          --
                   -----         -----        -----       -------     -------
Balance
June 30, 1999          29        $  --        3,779       $    38     $20,723
                   ======        =====        =====       =======     =======

                            Retained
                            Earnings
                            (Deficit)                 Treasury Stock                    Total
                            ---------                 --------------                    -----
Balance
January 1, 1999             $(22,220)                     $ (29)                       $(1,488)
             Net loss           (261)                        --                           (261)
                            --------                      -----                        -------
Balance
June 30, 1999               $(22,481)                     $ (29)                       $(1,749)
                            --------                      -----                        -------

Note 5.

     On July 31, 1997, the Company's subsidiary, Interpak Holdings, Inc., sold its Interpak Terminals units, located in Houston, Texas and Edison, New Jersey to Katoen Natie U.S.A., Inc., a subsidiary of a privately-held Belgium corporation, for a cash purchase price of $2.2 million of which $250,000 is held in escrow until July 31, 2000.

     In the first quarter of 1998 the Company received additional proceeds of $40,000 upon settlement of an Interpak liability which is reflected as income from discontinued operations.

     The Company has received a claim for indemnification as guarantor in excess of $750,000 arising out of alleged breaches of representations and warranties made in connection with the sale of Interpak Terminals, Inc. The Company has preliminarily agreed to forfeit the escrow account in full settlement of the claim which is subject to the execution of a formal mutual release. The terms of the release are presently being negotiated.

     The escrow amount was written off in the three months ended June 30, 1999 and there was no effect on income because of previously provided liabilities.

Note 6.

     The Company has agreed, subject to execution of a formal agreement, to sell its common stock ownership interest in Teletrak Environmental Systems, Inc., (1,353,013 common shares) in a private sale to a third party for a cash consideration of $200,000. The Teletrak shares are carried on the Company's balance sheet at no value.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

     The net loss for the three months ended June 30, 1999 was $81,000 compared to net income of $10,000 for the three months ended June 30, 1998. The primary factors contributing to the loss in 1999 was a reduction in interest income $21,000 due to lower rates, $20,000 gain on sale of securities in 1998 with no comparable amount for 1999 and a $39,000 increase in equity loss of affiliates. The equity loss in Core Capital was $50,000 in 1999 compared to a loss of $10,000 in 1998.

SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

     Loss from continuing operations was $241,000 for the six months ended June 30, 1999 compared to income from continuing operations of $34,000 in the 1998 period. Revenue decreased $43,000 due to lower rates, equity in loss of affiliates increased $138,000, gain on sales of securities and other income was $54,000 for 1998 with no comparable amount for 1999 and interest expense increased $22,000 due to increased borrowings. Equity losses in affiliates included an equity loss for Intersystems of $1,000 in 1999 compared with income of $68,000 in 1998 and an equity loss in Core Capital of $107,000 in 1999 compared with $38,000 in 1998.

     Income from discontinued operations in 1998 relates to Interpak Terminals as described in Note 5.

     Cumulative effect of change in accounting principle in 1999 is the Company's equity share of Intersystems change in accounting principle as indicated in note 3.

Impact of Inflation

     Inflation has not had a significant impact on the Company's operations.

Liquidity and Capital Resources

     Operating activities for the six months ended June 30, 1999 used cash of $11,000 which reduced cash to $4,000 at June 30, 1999.


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

Mezzanine has undertaken an analysis of all Spring Lake equipment and software to determine Y2K compliance. The Company does not expect that the cost, if any, to complete its testing and to replace parts for those machines not yet tested will be material to the financial condition of the Company. The Company estimates that all such equipment will be tested and in compliance by the third quarter of 1999.

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

FORWARD LOOKING STATEMENTS

     This quarterly report for the period ended June 30, 1999 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtness. Readers are urged to consider statements which use the terms "believes', "intends", "expects", "plans", "estimates", "anticipated" or "anticipates" to be uncertain and forward-looking. In addition to other factors that may be discussed in the company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (I) general economic and business conditions, acts of God and natural disasters, as well as the demand for the Company's services, or the ability of the Company to provide such services; (ii) the insolvency or failure to pay its debts by a significant creditor of the Company or its subsidiaries or affiliates, or the inadequacy or uncollectibility of any collateral pledged to secure such creditor's debts to the Company or its subsidiaries or affiliates; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company's subsidiaries of affiliates to develop and introduce new services to accommodate these changes; and (v) the maturing of debt at the Company, subsidiary or affiliate level and the inability of the Company, the subsidiary or affiliate to raise capital to repay or refinance such debt on favorable terms, or the insufficiency of collateral pledged to secure any such debt.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                             HELM CAPITAL GROUP, INC.



Date:     August 13, 1999                   /s/ Daniel T. Murphy
                                            -----------------------------------
                                            Daniel T. Murphy
                                            Executive Vice President
                                            Chief Accounting and
                                            Financial Officer