Form 10QSB
period 1999-09-30
HELM CAPITAL GROUP INC
filed 1999-11-15
CIK 351685

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15 (b)
                     of the Securities Exchange Act of 1934


                      For Quarter Ended: September 30, 1999
                                        --------------------

                         Commission File Number: 1-8292
                                                --------

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

                                  203-629-1400
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrants (1) has filed all reports required to be filed by section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES     X                  NO
                       ----------                ----------

As of November 12, 1999, there were 3,779,000 shares of the Company's common stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION
                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1999

                                 (IN THOUSANDS)
                                   (UNAUDITED)


ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents                                           $      16
Notes receivable and advances from affiliates                           2,350
Prepaid expenses                                                           24
Due from related party                                                    113
Other                                                                      25
                                                                       ------
         TOTAL CURRENT ASSETS                                           2,528

INVESTMENTS IN AFFILIATES                                                 638

OTHER ASSETS                                                               52
                                                                       ------

                                                                       $3,218
                                                                       ======


                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1999

                                 (IN THOUSANDS)
                                  (UNAUDITED)


LIABILITIES AND SHAREHOLDERS'
-----------------------------
(DEFICIENCY)
------------
CURRENT LIABILITIES:
Accrued expenses                                                    $     654
Advances due to affiliates                                                 63
Notes due to related parties                                              370
Current portion of subordinated debentures                              1,220
Bank loan                                                                 480
                                                                    ---------
         TOTAL CURRENT LIABILITIES                                      2,787

SUBORDINATED DEBENTURES                                                 1,450

ACCRUED EXPENSES PAYABLE IN
     COMMON STOCK                                                         575

OTHER LIABILITIES                                                          35
                                                                    ---------
         TOTAL LIABILITIES                                              4,847

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' CAPITAL (DEFICIT):
         Preferred stock, $.01 par value: shares
authorized 5,000; issued and outstanding 29 shares                          -
         Common stock, $.01 par value: shares
authorized 15,000; issued 3,779 shares                                     38
         Additional paid-in capital                                    20,723
         Deficit                                                      (22,361)
                                                                    ---------
                                                                       (1,600)

Less: 6 shares of treasury stock, at cost                                 (29)
                                                                    ---------
TOTAL SHAREHOLDERS' CAPITAL (DEFICIT)                                  (1,629)
                                                                    ---------
                                                                    $   3,218
                                                                    =========

                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                         Three Months Ended
                                                                            September 30,


                                                                         1999            1998
                                                                         ----            ----

REVENUES                                                                 $ 71            $ 67
                                                                         ----            ----

COSTS, EXPENSES, AND OTHER:
     Selling, general and administrative expenses                         48               43
     Gain on sale of securities                                         (196)             (74)
     Equity in net (earnings) losses of affiliates                        32               17
     Interest and debt expense                                            67               62
                                                                          --               --

       TOTAL COSTS, EXPENSES AND OTHER                                   (49)              48
                                                                         ---               --

NET INCOME                                                             $ 120             $ 19
                                                                       ======            ====

Earnings Per Share - Basic and Diluted                                 $ .02              $ -
                                                                       =====              ===

Average common shares outstanding                                      3,779            3,796
                                                                       ======           =====

                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                           Nine Months Ended
                                                                              September 30,


                                                                         1999            1998
                                                                         ----            ----


REVENUES                                                                 $186           $ 225
                                                                         ----           -----

COSTS, EXPENSES, AND OTHER:
     Selling, general and administrative expenses                         146             123
     Gain on sale of securities                                         (196)            (94)
     Equity in net (earnings) losses of affiliates                        140            (13)
     Interest and debt expense                                            217             190
     Other                                                                  -             (34)
                                                                         ----           -----

       TOTAL COSTS, EXPENSES AND OTHER                                   307             172
                                                                         ----           -----

INCOME (LOSS)  FROM
   CONTINUING OPERATIONS                                                (121)              53

DISCONTINUED OPERATIONS                                                    -               40

CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                               (20)               -
                                                                         ----           -----

NET (LOSS) INCOME                                                     $ (141)            $ 93
                                                                      =======            ====

Earnings Per Share - Basic and Diluted
     Continuing operations                                            $ (.06)         $ (.01)
     Discontinued operations                                               -             .01
     Cumulative effect of change in
         accounting principle                                              -               -
                                                                         ----           -----
                                                                       $ (.06)        $    -
                                                                       =======         ======

Average common shares outstanding                                       3,779           3,748
                                                                        =====           =====

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        Nine Months Ended
                                                                          September 30,


                                                                       1999            1998
                                                                       ----            ----

Net cash used by operating activities                                 $ (112)           $(76)
                                                                      ------            ----

Cash flows from investing activities:
         Loans originated                                               -             (1,951)

         Loan repaid                                                    -                 650

         Investment in affiliate                                        -               (100)

         Repayment of loan to officer                                   -                  62

         Loan to officer                                                -               (125)

         Proceeds from sale of securities                               196              100
                                                                        ---              ---
Cash flows from financing activities:                                   196            (1364)
                                                                        ---            -----
         Increase (decrease) in notes payable
            and long term debts                                         (20)             500
         Loan (to) from affiliate                                       (63)             360
                                                                        ---              ---
                                                                        (83)             860
                                                                        ---              ---

NET (DECREASE) IN CASH                                                    1             (580)

CASH BEGINNING OF PERIOD                                                 15              622
                                                                         --              ---

CASH END OF PERIOD                                                     $ 16             $ 42
                                                                       ====             ====

Supplemental disclosure of cash flow information:
         Cash paid for taxes                                            $ -             $ 65
                                                                        ====            ====
         Cash paid for interest                                         $ 91            $ 75
                                                                        ====            ====

Noncash transactions:
         Repayment of officer's note receivable by                      $ -             $175
              exchange of preferred stock
         Exchange of debentures for                                       -              230
              Intersystem common stock


                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


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

The following illustrates the components of income (loss) from continuing operations utilized in the computation of earnings (loss) per share (in thousands):


                                                           Three Months                     Nine Months
                                                           Ended September  30,             Ended September 30,


                                                                1999            1998           1999            1998
                                                                ----            ----           ----            ----

Income (loss) from continuing operations                       $ 120             $19         $(121)            $ 53

Dividends on preferred stock                                    (30)            (30)           (90)            (90)
                                                                ---             ---            ---             ---

Numerator for basic and diluted income
(loss) from continuing operations                              $ 90           $ (11)         $(211)          $ (37)
                                                               ====           =====          =====           =====




          For the three and nine months ended September 30, 1999 and 1998, certain securities were not included in the calculation of diluted earnings because of their anti-dilutive effect, those securities are as follows (in thousands):


                                                            Three Months                    Nine Months
                                                            Ended September  30,            Ended September 30,


                                                                1999            1998           1999            1998
                                                               Shares          Shares         Shares          Shares
                                                               ------          ------         ------          ------

Stock options                                                    467             375            447             375
Stock warrants                                                   299             136            299             136
Shares issuable on conversion of
     preferred shares                                          1,585           1,585          1,585           1,585
Shares issuable on conversion of
     Subordinated debentures                                     753             736            753             736
Shares issuable on conversion of
     promissory notes                                            300              -             300               -
                                                               -----           -----          -----           -----
                                                               3,404           2,832          3,384           2,832
                                                               =====           =====          =====           =====

Note 3.   Summarized Financial Data (in thousands):

Intersystems, Inc.                                  Three Months                    Nine Months
(15% owned in 1999 and 15% in 1998)                 Ended September 30,             Ended September 30,

                                                      1999            1998            1999             1998
                                                    --------        --------        --------         --------
REVENUES                                            $  8,906        $  8,599        $ 24,033         $ 26,589
                                                    --------        --------        --------         --------

Operating expenses                                     6,391           6,297          16,795           19,310
Selling, general and administrative expenses           1,884           1,868           5,586            5,570
Interest expense (net)                                   530             414           1,541            1,249
                                                    --------        --------        --------         --------

TOTAL COST AND EXPENSES                                8,805           8,579          23,922           26,129
                                                    --------        --------        --------         --------

Income from operations                                   101              20             111              460

Cumulative effect of change in
   accounting principle                                   --              --            (133)              --
                                                    --------        --------        --------         --------

Net Income (loss)                                   $    101        $     20        $    (22)        $    460
                                                    ========        ========        ========         ========



Note 4.   Stockholders (Deficit) (in thousands)



                                                      Common         Stock        Additional
                           Preferred     Stock       $.01 par        value           Paid
                             Shares     Amount        Shares         Amount       in Capital
Balance                        29        $ --          3,779        $    38        $20,723
Jan. 1, 1999


Net Loss                       --          --             --             --             --
                              ---        ----          -----        -------        -------

Balance
September 30, 1999             29        $ --          3,779        $    38        $20,723
                              ===        ====          =====        =======        =======

                                   Retained
                                   Earnings          Treasury
                                   (Deficit)           Stock             Total
                                   ---------           -----             -----
Balance
January 1, 1999                    $(22,220)         $    (29)         $ (1,488)


Net loss                               (141)               --              (141)
                                   --------          --------          --------

Balance
September 30, 1999                 $(22,361)         $    (29)         $ (1,629)
                                   --------          --------          --------



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

     The Company received a claim for indemnification as guarantor in excess of $750,000 arising out of alleged breaches of representations and warranties made in connection with the sale of Interpak Terminals, Inc. and agreed to forfeit the escrow account in full settlement of the claim. The escrow amount was written off in the three months ended June 30, 1999 and there was no effect on income because of previously provided liabilities.

Note 6.

     In the third quarter of 1999, the Company sold its common stock ownership interest in Teletrak Environmental Systems, Inc., (1,353,013 common shares) in a private sale to a third party for a cash consideration of $200,000. The Teletrak shares were carried on the Company's balance sheet at no value and the Company recorded a gain of $196,000 on the sale, net of expenses.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

     Net income the three months ended September 30, 1999 was $120,000 compared to net income of $19,000 for the three months ended September 30, 1998. The primary factors contributing to the increase in 1999 was a gain on the sale of shares of an affiliate as described in Note 6.

NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

     Loss from continuing operations was $121,000 for the nine months ended September 30, 1999 compared to income from continuing operations of $53,000 in the 1998 period. Revenue decreased $39,000 due to lower rates, equity in loss of affiliates increased $153,000, gain on sales of securities was $196,000 for 1999 compared to $ 94,000 in 1998. Equity losses in affiliates included an equity income for Intersystems of $17,000 in 1999 compared with income of $71,000 in 1998 and an equity loss in Core Capital of $157,000 in 1999 compared with $58,000 in 1998.

     Income from discontinued operations in 1998 relates to Interpak Terminals as described in Note 5.

     Cumulative effect of change in accounting principle in 1999 is the Company's 15% equity share of Intersystems change in accounting principle as indicated in note 3.

Impact of Inflation

     Inflation has not had a significant impact on the Company's operations.

Liquidity and Capital Resources

     Operating activities for the nine months ended September 30, 1999 used cash of $112,000. Proceeds from the sale of securities provided $ 196,000 and $ 83,000 was used for loans. The net effect of these amounts increased cash to $ 16,000 at September 30, 1999.

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

Mezzanine has undertaken an analysis of all Spring Lake equipment and software to determine Y2K compliance. The Company does not expect that the cost, if any, to complete its testing and to replace parts for those machines not yet tested will be material to the financial condition of the Company. The Company estimates that all such equipment will be tested and in compliance by the fourth quarter of 1999.

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

FORWARD LOOKING STATEMENTS


     This quarterly report for the period ended September 30, 1999 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes', "intends", "expects", "plans", "estimates", "anticipated" or "anticipates" to be uncertain and forward-looking. In addition to other factors that may be discussed in the company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (I) general economic and business conditions, acts of God and natural disasters, as well as the demand for the Company's services, or the ability of the Company to provide such services; (ii) the insolvency or failure to pay its debts by a significant creditor of the Company or its subsidiaries or affiliates, or the inadequacy or uncollectibility of any collateral pledged to secure such creditor's debts to the Company or its subsidiaries or affiliates; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company's subsidiaries of affiliates to develop and introduce new services to accommodate these changes; and (v) the maturing of debt at the Company, subsidiary or affiliate level and the inability of the Company, the subsidiary or affiliate to raise capital to repay or refinance such debt on favorable terms, or the insufficiency of collateral pledged to secure any such debt.

Part II

Item 1.  Legal Proceedings

The Company received a claim for indemnification as guarantor in the amount of approximately $700,000 arising out of alleged breaches of representations and warranties made in connection with the sale of Interpak Terminals, Inc. in July 1997. At the closing of the sale, $ 250,000 of the purchase price was placed in escrow to be used to satisfy legitimate indemnification claims. In August 1999, a final settlement of this matter was negotiated within the limits of the escrow account.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                   HELM CAPITAL GROUP, INC.

Date:  November 12, 1999           /s/ Daniel T. Murphy
                                   -----------------------------------------

                                   Daniel T. Murphy
                                   Executive Vice President
                                   Chief Accounting and
                                   Financial Officer