Form 10KSB40
period 1999-12-31
HELM CAPITAL GROUP INC
filed 2000-05-01
CIK 351685

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 1999 [FEE REQUIRED]
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934    [No Fee Required]
For the transition period                    to                    .
                          __________________    ___________________

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

Check whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [XX]

The issuer's revenues for the year ended December 31, 1999 were $237,000. The aggregate market value of the voting stock held by non-affiliates of the issuer is approximately $1,193,867 based upon the average of the bid and ask price of the issuer's common stock, $.01 par value, as reported by the NASD Electronic Bulletin Board on April 4, 2000 which was $.406.

The number of shares of the registrant's Common Stock, $.01 par value, outstanding on March 15, 2000: 3,833,947.

Documents incorporated by reference:  NONE

Transitional Small Business Format: Yes ____ No X

                                     PART I
ITEM 1. BUSINESS

                                  INTRODUCTION

         HELM CAPITAL GROUP, INC. ("Helm" or the "Company"), through a wholly owned subsidiary, MEZZANINE FINANCIAL CORP. ("Mezzanine"), a Delaware corporation, provides financial assistance to affiliated and unaffiliated companies through loan participations.

         Helm also maintains investments in affiliated entities. The Company holds a 15% interest in a publicly-held Delaware corporation, INTERSYSTEMS, INC. (together with its wholly-owned subsidiary, hereinafter "ISI") (AMEX:II). ISI provides custom resin compounding services for thermoplastic resin producers through a wholly owned subsidiary, CHEMTRUSION, INC.

         The Company also maintains a $209,000 limited partnership interest in THE MEZZANINE FINANCIAL FUND, L.P. (the "Fund"), a Delaware limited partnership which makes collateralized loans to companies in a manner similar to Mezzanine Financial Corp. The Fund is in the process of being liquidated.

                              RESULTS OF OPERATIONS

             The Company realized net income of $449,000 in 1999, as compared to a net loss of $194,000 in 1998. The net income for 1999 included $478,000 equity in net income of affiliates.

             The Company is a Delaware corporation originally organized in 1980 with its principal offices at 537 Steamboat Road, Greenwich, Connecticut 06830. Its telephone number is (203) 629-1400. Set forth below is a discussion of the principal subsidiary, affiliates and investments of Helm Capital Group, Inc.

MEZZANINE FINANCIAL CORP.

              Mezzanine Financial Corp. ("Mezzanine"), based in Spring Lake, New Jersey, was organized in 1997 as a wholly-owned subsidiary of the Company to provide capital in high yield "mezzanine" debt situations to small and mid-market companies and to provide asset-based lending directly to or in participation with other commercial lenders to such sector.

               The Company capitalized Mezzanine with $1,550,000 of cash proceeds from the 1997 sale of its Interpak Terminals operations in exchange for the issuance by Mezzanine of a like principal amount of 9 1/2% Senior Convertible Notes due December 31, 2001 (the "Notes"). In an effort to reduce the Company's debt, the Notes were issued to the holders of the Company's 12% Subordinated Debentures due August 31, 1999 in exchange for the retirement of the Company's 12% Debentures pursuant to an exchange offer commenced by the Company in October 1997. One half of the outstanding principal amount of the Notes are convertible into shares of the Company's common stock at $1.25 per share, and one half of the outstanding principal amount of the Notes are convertible into shares of ISI common stock at $2.75 per share. The Company, which has guaranteed the payment of the Notes, has listed and reserved for issuance 580,000 shares of its common stock and approximately 264,000 shares of the Company's ISI common stock for issuance upon conversion of the Notes. As of December 31, 1999, $100,000 of the Notes had been converted, leaving $1,450,000 principal amount of Notes outstanding.

               As of December 31, 1999, Mezzanine had loan participations outstanding in the aggregate amount of approximately $2,288,000, which participations have an annual rate of return of 15% per annum. Mezzanine's participations are in conjunction with financings made by the Fund, and related to 11 separate corporate entities, one of which is affiliated with Mezzanine. See "Certain Relationships and Related Party Transactions."

INVESTMENTS
                               INTERSYSTEMS, INC.

         InterSystems, Inc., based in Houston, Texas, was originally organized under the laws of the state of Delaware in 1984. ISI's principal line of business today consists of the operations of its wholly-owned subsidiary, CHEMTRUSION, INC. ("Chemtrusion"). On December 1, 1999, ISI completed the sale of the business of its Nebraska subsidiary, also known as InterSystems, Inc., for approximately $5.6 million in cash and a $500,000 three year promissory note.

         ISI had revenues from continuing operations of $14,746,000, and $11,504,000, respectively, for the years ended December 31, 1999 and 1998. For the year ended December 31, 1999, ISI reported a loss from continuing operations of $(679,000) and a net profit for the year of $3,192,000, as compared to a loss from continuing operations of $(775,000) and a net profit of $443,000 for the year ended December 31, 1998. The net profit for the year ended December 31, 1999 included $821,000 income from discontinued operations and $3,184,000 gain on the sale of the business of another subsidiary. The net profit for the year ended December 31, 1998 included $1,218,000 income from discontinued operations.

         As of December 31, 1999, the Company held 1,182,364 shares, or approximately 15%, of the outstanding of common stock of ISI, of which 600,000 shares were pledged as collateral for a loan to a bank and an additional 264,000 shares were reserved for issuance to the holders of the Mezzanine Financial Corp. 9-1/2% Series B Senior Convertible Notes due December 31, 2001 upon exercise of conversion rights. Directors or officers of the Company comprise four of the six members of the ISI board of directors.

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

                       THE MEZZANINE FINANCIAL FUND, L.P.

               The Company presently holds a $209,000, or 7%, limited partnership interest in the Mezzanine Financial Fund, L.P., a Delaware limited partnership (the "Fund"). The Fund was formed to provide capital in high yield "mezzanine" debt situations of small and mid-market companies and to provide asset-based lending directly to or in participation with other commercial lenders. A total of $3,400,000 of limited partnership interests were sold and are outstanding, including a $200,000 contribution from the Fund's general partner. The Fund received additional capital of up to $1,000,000 in the form of year to year notes that were issued by the Fund. As of December 31, 1999, the Fund had financial accommodations outstanding in the aggregate amount of approximately $5,600,000 to 12 entities, including $1,766,000 to affiliated entities. See "Certain Relationships and Related Party Transactions." The Fund has been profitable for each of its nine full years of operation.

             Pursuant to the terms of the limited partnership agreement under which the Fund was organized, the Fund by its terms terminated on December 31, 1999. As required by the limited partnership agreement, the Fund's management has begun an orderly liquidation of the Fund's assets to enable the Fund to return the original limited partnership capital to its partners. Directors of Helm control the general partner of the Fund.

                                    EMPLOYEES

THE COMPANY. The Company has 5 employees, 4 of whom serve in executive capacities and 1 who serves principally in administrative capacities. These individuals allocate their business time among the business of the Company and its affiliates.

MEZZANINE FINANCIAL FUND, L.P. currently employs 6 full-time persons, one of whom serves in a senior executive capacity, 3 who serve in managerial positions and 2 who serve principally in administrative capacities. These individuals also handle all operations of Mezzanine Financial Corp.

The Company believes it and its subsidiary have good relations with their employees.

ITEM 2.  PROPERTIES

THE COMPANY. The Company shares occupancy with three other corporations of 4,500 square feet of office space located at 537 Steamboat Road, Greenwich, Connecticut. The lease commenced in June 1995, and an option to extend the lease for an additional three years was exercised effective June 1998 at a rental of $112,500 for the first year, $117,500 for the second year and $121,500 for the third year. The other corporations sharing this space are ISI and two other corporations as to which Messrs. Herbert Pearlman and David Lawi serve as directors and to which they devote some of their business time. The rent is apportioned among these three corporations.

MEZZANINE FINANCIAL CORP.: Mezzanine occupies part of a 2,000 square foot office in Spring Lake, New Jersey, which it shares with the Fund. The lease, which expires December 31, 2002, provides for a current monthly rent of $2,200, which is apportioned among the three entities. During 1999, the Fund paid the entire rent for this facility.

The Company believes that its properties and the properties of its subsidiary are in good operating condition and adequate for it and their present levels of operation. The Company's affiliated companies have office and operating facilities that are adequate for their present operations. The Company does not deem any one of its affiliated company's facilities to be materially important to the Company.

ITEM 3.  LEGAL PROCEEDINGS

         In July 1998, the Company received a claim for indemnification as guarantor in the amount of approximately $900,000 arising out of alleged breaches of representations and warranties made in connection with the sale of Interpak Terminals, Inc. in July 1997. At the closing of the sale, $250,000 of the purchase price was placed in an interest bearing escrow account to be used to satisfy legitimate indemnification claims. In September 1999, management settled the claims for the balance in the escrow account, including interest accrued thereon, in exchange for a complete release.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a) MARKET INFORMATION

        The Company's common stock was listed on the American Stock Exchange ("AMEX") under the symbol "HHH" until October 9, 1998, at which time the common stock was delisted by the AMEX for failure to satisfy continued listing requirements. Following delisting, the Company's common stock began trading on the Over the Counter Electronic Bulletin Board under the symbol "HCGI." The following table sets forth the high and low closing sale prices for the Company's common stock for the periods indicated as reported on the AMEX - Composite Tape through the date of delisting, and thereafter the high and low bid prices as reported by the Bulletin Board.

                    l999                          High              Low
                    ----                          ----              ---

                First Quarter                   $  .25             $.125
                Second Quarter                     .1875            .125
                Third Quarter                      .1875            .125
                Fourth Quarter                     .1875            .09375

                     l998                          High              Low
                     ----                          ----              ---

                First Quarter                   $  1.25            $.8125
                Second Quarter                     1.0625           .875
                Third Quarter                       .875            .50
                Fourth Quarter                      .50             .125

        On April 4, 2000, the closing price of the Company's common stock was $.406.

(b) HOLDERS As of March 23, 2000, there were, to the best of the Company's knowledge, approximately 1,900 holders of record (not beneficial holders) of the Company's Common Stock.

(c) DIVIDEND POLICY The Company has not paid any cash dividends during the last two fiscal years. The Company currently intends to retain all of its earnings to support the development of its business and does not anticipate paying any cash dividends for the foreseeable future.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - 1999 COMPARED TO 1998

                Income from continuing operations in 1999 was $449,000 compared to a loss of $235,000 in 1998. The primary factors for the improvement in 1999 results were an increase in gain on sale of securities of $139,000 ($196,000 in 1999 compared to $57,000 in 1998) and an increase in equity in income of affiliates of $643,000 ($478,000 income in 1999 compared to a loss of $165,000 in 1998). The equity income in 1999 is largely attributable to a gain recognized by InterSystems on the disposition of its Nebraska operations in the fourth quarter of 1999. See note 3 to the consolidated financial statements for components of the equity in income and losses.

                The Company adjusts the deferred tax asset valuation allowance based on judgments as to the future realization of the deferred tax benefits supported by demonstrated trends in the Company's net operating results. At December 31, 1999 and 1998, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

                Income from discontinued operations in 1998 related to Interpak Terminals, Inc. as detailed in Note 14 to the Consolidated Financial Statements.

IMPACT OF INFLATION

                Inflation has not had a significant impact on the Company's prospects or operations.

LIQUIDITY AND CAPITAL RESOURCES

                Operating activities used cash of $197,000 in 1999. Cash of $360,000 was provided by investing activities, primarily from sales of securities and collections on loans, and $150,000 was used for payment of debt. The resulting increase in cash for 1999 was $13,000.

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

NEW ACCOUNTING PRONOUNCEMENTS: None

YEAR 2000 COMPLIANCE

During 1999, the Company completed its Year 2000 ("Y2K") compliance project to prepare its computer systems, applications and software products for the year 2000 at an insignificant cost. Subsequent to December 31, 1999, the Company has not experienced any Y2K disruptions, either internally or from suppliers or other outside sources that had an adverse impact on the Company's operations or financial condition. The Company has no reason to believe that Y2K failures will materially affect it in the future. However, since it may take several additional months before it is known whether the Company or suppliers, vendors or customers may have undergone Y2K problems, no assurances can be given that the Company will not experience losses or disruption due to Y2K computer-related problems. The Company will continue to monitor the operation of its software products, computers and microprocessor-based devices for any Y2K problems.

FORWARD LOOKING STATEMENTS

                This annual report for the year ended December 31, 1999 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes", "intends", "expects", "plans", "estimates", "anticipated" or "anticipates" to be uncertain and forward-looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters, as well as the demand for the Company's services, or the ability of the Company to provide such services; (ii) the insolvency or failure to pay its debts by a significant creditor of the Company or its subsidiaries or affiliates, or the inadequacy or uncollectibility of any collateral pledged to secure such creditor's debts to the Company or its subsidiaries or affiliates; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company's subsidiaries or affiliates to develop and introduce new services to accommodate these changes; and (v) the maturing of debt at the Company, subsidiary or affiliate level and the inability of the Company, the subsidiary or affiliate to raise capital to repay or refinance such debt on favorable terms, or the insufficiency of collateral pledged to secure any such debt.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this Item are set forth below:

Financial Statements of the Registrant                             Page
--------------------------------------                             ----

       Report of Independent Certified Public
       Accountants.....................................            F-1

       Consolidated Balance Sheet as of
       December 3l, l999...............................            F-2

       Consolidated Statements of
       Operations for the Years Ended
       December 3l, 1999 and l998......................            F-4

       Consolidated Statements of
       Changes in Shareholders' Capital
       Deficit for the Years Ended
       December 31, 1999 and 1998......................            F-5

       Consolidated Statements of
       Cash Flows for the Years Ended
       December 3l, 1999 and 1998......................            F-7

       Notes to Consolidated Financial
       Statements......................................            F-8 - F-27

Financial Statements of InterSystems, Inc., a Delaware corporation

                  The financial statements of InterSystems, Inc., a Delaware corporation are hereby incorporated by reference to the InterSystems, Inc. Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

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

NAME, PRINCIPAL OCCUPATION
OVER PAST FIVE YEARS AND                                    DIRECTOR OF
OTHER DIRECTORSHIPS OF NOMINEE            AGE               COMPANY SINCE
------------------------------            ---               -------------

Herbert M. Pearlman............           67                    l980

         Mr. Pearlman has been the Company's president and chief executive officer since l980 and became the chairman of the Company's board of directors in June 1984. Mr. Pearlman is a co-founder and since l982 has been a director of Seitel, Inc. ("Seitel"), a New York Stock Exchange company which is engaged in acquiring and marketing seismic data. In March l987, he was elected as the chairman of Seitel's board of directors. Since l984, Mr. Pearlman has been chairman of the board of directors and, since December 1999, president, of InterSystems, Inc., a public company engaged in providing custom resin compounding services for thermoplastic resin producers ("ISI"). In 1990, Mr. Pearlman became chairman of the board of directors of Unapix Entertainment, Inc. ("Unapix"), a Delaware corporation and a public company engaged in the business of marketing and distributing television programs and motion pictures. In February 1999, Mr. Pearlman assumed the additional role of chief executive officer of Unapix. Mr. Pearlman has been chairman of the board of Mezzanine Financial Corp. ("Mezzanine"), a Delaware corporation engaged in the business of making collaterialized loans to small businesses since 1997.

David S. Lawi..................           66                    l980

        Mr. Lawi has been the Company's executive vice president and secretary from l980 until 1992, when he was appointed secretary-treasurer and chairman of the Executive Committee. Since l984, Mr. Lawi has been a director and secretary of ISI and since 1986 he has been chairman of ISI's Executive Committee. Since l982, Mr. Lawi has been a director of Seitel and in 1989 he was elected chairman of Seitel's Executive Committee. In 1990, Mr. Lawi became a director of Unapix, and in 1993, he became treasurer and secretary of Unapix and chairman of the Executive Committee of Unapix. Since 1997, he has served as vice president, secretary and a director of Mezzanine.

Joseph J. Farley...............            77                    l982

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

William Lerner.................             67                   l985

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

John E. Stieglitz..............              69                  l986

         Mr. Stieglitz is Chairman Emeritus of Conspectus, Inc., a privately-held company engaged in providing consulting services to the professional investment communities in the area of executive recruiting. Mr. Stieglitz has been a director of ISI since 1991 and a director of Seitel since 1989.

EXECUTIVE OFFICERS

        In addition to Messrs. Pearlman and Lawi, the Company has one additional executive officer. Daniel T. Murphy, 61, joined the Company in May 1984 as vice president and chief financial officer. In April 1992 he was appointed executive vice president-finance. In May 1984 he became vice president-finance and operations, and in 1985 he became executive vice president of operations and chief financial officer, of ISI, a position he held until September 1997. He reassumed the position of chief financial officer of ISI in 1999. He became a director of Teletrak Environmental Systems, Inc. in 1998, a director of ISI in 1986, and served as chief financial officer of Unapix from 1996 to 1998. In 1998, he became treasurer of Unapix. In 1997, Mr. Murphy was appointed chief financial officer of Mezzanine.

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

ATTENDANCE AT MEETINGS; COMMITTEES

        During 1999, the Company's Board of Directors acted twice by unanimous written consent in lieu of a meeting, but did not meet.

        The Board of Directors has a standing Audit Committee, Compensation and Stock Option Committee and Executive Committee. During 1999, the Audit Committee as well as the Compensation and Stock Option Committee consisted of Messrs. Lerner and Stieglitz. The function of the Audit Committee is to select the independent public accountants of the Company, to review with them the Company's financial statements, to review the Company's financial systems and controls and to oversee other matters relating to the integrity of the Company's finances and financial statements as the Committee may consider appropriate. The function of the Compensation and Stock Option Committee is to determine the compensation of the officers of the Company and to administer the Company's stock option plans. The Executive Committee is comprised of Messrs. Pearlman, Farley and Lawi, who is the Chairman. The function of the Executive Committee is to act on an interim basis for the full Board. The Audit Committee, the Compensation and Stock Option Committee and the Executive Committee did not meet during 1999.

ITEM 10. EXECUTIVE COMPENSATION

        Set forth below is certain information with respect to compensation awarded to, earned by or paid to the Chief Executive Officer of the Company. No executive officers of the Company earned in excess of $100,000 for services rendered to the Company and its subsidiaries during 1999. No options were granted to any executive officers in 1999.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                               ANNUAL COMPENSATION
                               -------------------
NAME AND                                                     OTHER
PRINCIPAL                                                    ANNUAL
POSITION            YEAR            SALARY (1)           COMPENSATION(2)
------------------------------------------------------------------------------

Herbert M.          1999            $      --                $    --
Pearlman,           1998                   --                 67,400
CEO and Chairman    1997               58,000                 54,800


(1) Represents salary paid by the Company's former wholly-owned subsidiary, Interpak Terminals, Inc., to Mr. Pearlman. Interpak was sold in July 1997.

(2)      Represents principally life insurance premiums.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                     FISCAL YEAR END OPTION/SAR VALUE TABLE

         The following table sets forth aggregated option exercises in the last fiscal year, the number of unexercised options and fiscal year end values of the in-the-money options for the Chief Executive Officer. Al options were out-of-the-money at December 31, 1999.


                                                                           Value of
                                                       Number of           Unexercised
                     Shares                            Unexercised         In-the-money
                    Acquired                           Options at          Options at
                      On                               Fiscal y/e          Fiscal y/e
                    Exercise                           Exercisable/        Exercisable/
Name                  (#)           Realized ($)       Unexercisable       Unexercisable
----------------------------------------------------------------------------------------
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

        Following the sale of Interpak, Mr. Pearlman agreed to an employment arrangement with the Company pursuant to which, in lieu of current contractual salary and bonus, as adjusted, Mr. Pearlman will receive 7.5% of earnings before taxes, calculated prior to payment of any bonus based upon earnings before tax to any individual and prior to any gain on the sale of Interpak. This arrangement remained in effect through June 30, 1999.

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

        By way of illustration, if a Change in Control occurred during 1999, it is estimated that Mr. Pearlman would receive Change of Control Payments of $1,629,000. The Company believes that the Change in Control Payment provisions in these officers' agreements may tend to discourage attempts to acquire a controlling interest in the Company and may also tend to make the removal of management more difficult; however, the Company believes such provisions provide security and decision making independence for its executive officers.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Set forth below is certain information as of April 1, 2000 concerning the beneficial ownership of common stock (the Company's only class of voting securities) by each director individually, and by all officers and directors of the Company as a group and by all beneficial owners of more than 5% of the outstanding shares of the Company's common stock.

                                       Amount and Nature
                                          of Beneficial            Percent of
Name                                     Ownership(l)(2)           Class(2)
----                                     ---------------           --------
Gerson I. Fox...................             745,917 (3)             18.0%
1230 Huntington Drive
Duarte, CA  91010

Directors and Officers

Herbert M. Pearlman*............           1,281,573 (4)              28.0%

David S. Lawi*..................             663,521 (5)              15.6%

Joseph J. Farley................              77,500 (6)              2.0%

John E. Stieglitz...............              68,825 (7)              1.8%

William Lerner .................              68,358 (8)              1.8%

Daniel T. Murphy................              48,675 (9)              1.3%

All officers and directors
as a group (6 persons)..........           2,208,452 (5)-(9)         42.9%

* address is 537 Steamboat Road, Greenwich, CT  06830

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

(4) Includes 744,838 shares that may be acquired from the Company upon exercise of options (150,000) and Class A Warrants (66,145), and conversion of Series A 8% Cumulative Convertible Preferred Stock (421,875) and 8% debentures (106,818). Does not include shares held by Mr. Pearlman's wife, as to which he disclaims beneficial ownership.

(5) Includes 424,544 shares that may be acquired from the Company upon exercise of options (75,000) and 1993 Class A Warrants (27,763), and conversion of Series A 8% Cumulative Convertible Preferred Stock (260,417) and 8% debentures (61,364).

(6) Includes 40,000 shares which may be acquired from the Company exercise of options.

(7) Includes 40,000 shares which may be acquired from the Company exercise of options.

(8) Includes 40,000 shares which may be acquired from the Company exercise of options.

(9) Includes 25,682 shares which may be acquired from the Company upon exercise of options (20,000) and conversion of 8% debentures (5,682).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

             In September 1999, the Company sold 1,353,013 shares of common stock of Teletrak Environmental Systems, Inc. ("Teletrak"), located in Webster, Massachusetts, for $200,000 in cash. Teletrak is the successor to Teletrak Advanced Technology Systems, Inc., a former subsidiary of the Company. Helm wrote off its investment in Teletrak prior to 1996. Helm continues to hold 1,105,507 common stock purchase warrants of Teletrak, which expire on October 31, 2001 and are exercisable at $2.00 per share. As of April 4, 2000, the average of the bid and ask prices of the Teletrak common stock on the NASD Electronic Bulletin Board (Symbol: TAES) was $.405.

THE COMPANY, MEZZANINE, THE FUND AND OTHER AFFILIATED ENTITIES

         Messrs. Herbert M. Pearlman and David S. Lawi are principal shareholders of, and control, PLB Management Corp. ("PLB"), a Delaware corporation serving as general partner to The Mezzanine Financial Fund, L.P. (the "Fund"). In addition, they hold 5.5% and 1%, respectively, limited partnership interests in the Fund. The Company also owns 19.4% of the outstanding common stock of Core Capital, Inc. ("Core"), which in turn owns MediFin, Inc. ("MediFin"). Messrs. Pearlman and Lawi are principal shareholders, and serve as directors, of Core. The operations of Core and MediFin, which were in the business of financing receivables of healthcare- related and other commercial businesses, have been discontinued. The Company has written off its investment in Core.

        In 1993, the Fund made available a line of credit to MediFin to enable MediFin to initiate its business activity. The loan bore interest at 15% per annum, and the Fund was entitled to receive an additional fee in common stock of Core equal to 10% of the loan provided by the Fund each year (the "Fee"). The Fee was convertible into Core common stock at $2.00 per share. Since December 31, 1998, no credit has been extended by the Fund under this line and the Fund terminated the credit facility. At December 31, 1999, $1,200,000 was outstanding under this line and no additional interest was being accrued. Mezzanine does not participate in this credit facility.

        In 1999, Mezzanine entered into a first-out participation arrangement with the Fund on its loan portfolio which services 11 enterprises. As of December 31, 1999, the balance payable under this arrangement was approximately $2,288,000, including interest and an enhancement fee of $114,000. All participations pursuant to this arrangement carry an annual rate of return of 15%, and in the aggregate they represents Mezzanine's principal investment at this time.

        In 1998, MediFin defaulted on its loan to its principal lender (the "Bank"). The Bank demanded payment pursuant to guarantees which had been given by the Company and Messrs. Pearlman and Lawi. As of December 31, 1999, the Company was indebted to Mr. Pearlman and Mr. Lawi on account of amounts paid pursuant to these guarantees of $30,000 and $15,000, respectively, pursuant to 10% demand promissory notes. In addition, the Company borrowed $500,000 from The Chase Manhattan Bank ("Chase") to complete the payment pursuant to its guaranty. The Chase loan, as amended on November 5, 1999, calls for repayment in 24 unequal monthly installments commencing August 25, 1999, with a final payment of $302,000 on September 10, 2000. The loan is guaranteed by Messrs. Pearlman and Lawi and is secured by 600,000 shares of common stock of ISI held by the Company. Mr. Pearlman's guaranty is limited to $333,333 and Mr. Lawi's guaranty is limited to $166,667. Core, the parent company of MediFin, agreed to repay to the Company all amounts paid to Messrs. Pearlman and Lawi on account of these 10% notes, as well as all amounts paid to Chase on account of the loan. In 1999, this obligation of Core was assumed by the Fund in exchange for a first position lien on certain receivables owned by MediFin.

         In November 1998, Mr. Pearlman loaned $100,000 to the Company, which in turn was lent to Core in exchange for a participation on a loan made by Core to MediFin. The participation bears a rate of return of 18%. Prior to December 31, 1998, the Company repaid $25,000 to Mr. Pearlman in six equal installments, and Mr. Lawi advanced an additional $25,000 to Helm which was immediately used to repay in part the amount owing to Mr. Pearlman. At December 31, 1999, the Company was indebted to Messrs. Pearlman and Lawi in the amounts of $50,000 and $25,000, respectively. These balances are represented by one year convertible promissory notes bearing interest at 10% per annum. The notes are convertible into common stock of Helm at a price based upon the average market price of the common stock during the 30 days preceding the maturity date. The notes may be extended for an additional year at the option of the holder.

         In 1998, Partnership 102, a corporation controlled by Messrs. Pearlman and Lawi, made a loan of $250,000 to Mezzanine. These funds were then loaned by Mezzanine to the Fund. The loan, which was payable on demand, bore interest at 12% per annum, payable monthly. Interest expense for 1999 amounted to $30,000, and $250,000 remained outstanding at December 31, 1999. The loan was repaid in full in February 2000.

        In 1998, the Company acquired from MediFin the right to acquire a 40% ownership interest in Total Health Concepts, Inc. ("THC"), a Florida based business which provides in-home nursing care, in exchange for an agreement to provide $80,000 in equity capital to THC on or before July 1999. THC was acquired by MediFin in a foreclosure action. If the Company was not able to pay the $80,000 on demand by THC, its ownership option would revert to MediFin. In 1999, the option period was extended to July 2000.

THE COMPANY AND UNAPIX ENTERTAINMENT, INC.

         During 1999, management of the Company provided various administrative, managerial, financial and accounting services to Unapix Entertainment, Inc. ("Unapix"), for which the Company was paid $150,000 by Unapix in 1999. Messrs. Pearlman and Lawi are directors of Unapix, and Mr. Murphy is the treasurer of Unapix.

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

        The Company has an arrangement with ISI whereby ISI pays the Company an amount equal to the expenses incurred by the Company and allocable to the business of ISI. These expenses consist primarily of office-related and administrative expenses and rent. During 1999, ISI paid a total of $58,980 to the Company pursuant to this arrangement.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits filed as part of this Report

        3.l Certificate of Incorporation [incorporated by reference to Exhibit(3)(i) to the Company's 1980 Form l0-K ]

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

        3.10 Certificate of Amendment to Certificate of Incorporation dated October 31, 1997 [incorporated by reference to Exhibit 3.12 to the Company's 1997 10-KSB]

        3.11 By-laws as Restated on May 12, 1998 [incorporated by reference to Exhibit 3.11 to the Company's 1998 10-KSB]

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

         4.5 Form of Mezzanine Financial Corp. 9 1/2% Series A Senior Convertible Note due December 31, 2001 [incorporated by reference to Exhibit 4.5 to the Company's 1998 10-KSB]

         4.6 Form of Mezzanine Financial Corp. 9 1/2% Series B Senior Convertible Note due December 31, 2001 [incorporated by reference to Exhibit 4.6 to the Company's 1998 10-KSB]

        10.1 Employment Agreement dated January 1, 1988 between InterSystems, Inc. and Herbert M. Pearlman [incorporated by reference to Exhibit 10.18 to the S-2].

        10.2 Employment Agreement dated January 1, 1988 between InterSystems, Inc. and David S. Lawi [incorporated by reference to Exhibit 10.19 to the S-2].

        10.3 Employment Agreement dated January 1, 1988 between InterSystems, Inc. and Daniel T. Murphy [incorporated by reference to Exhibit 10.20 to the S-2].

        10.4 Employment Agreement dated as of January 1, 1990 between the Company and Herbert M. Pearlman [incorporated by reference to
                  Exhibit 10.22 to Post-Effective Amendment No.1 to the S-2, as filed with the Commission on October 10, 1990 ("Amendment No. 1")].

        10.5 Employment Agreement dated as of January 1, 1990 between the Company and David S. Lawi [incorporated by reference to
                  Exhibit 10.23 to Amendment No. 1]

        21 List of Subsidiaries: Mezzanine Financial Corp., a Delaware corporation organized in 1997.

(c) Reports on Form 8-K:  None.

                                   SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April, 2000.
                                              HELM CAPITAL GROUP, INC.


                                     By:      /s/ Herbert M. Pearlman
                                              Herbert M. Pearlman
                                              President, Chief Executive
                                              Officer, Director
                                              (principal executive officer)

                                     By:      /s/ Daniel T. Murphy
                                              Daniel T. Murphy
                                              Exec. Vice President - Finance
                                              (principal financial and
                                              accounting officer)

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Herbert M. Pearlman
-------------------------        President, Chief Executive              April 14, 2000
Herbert M. Pearlman              Officer, Director (principal
                                 executive officer)

/s/ David S. Lawi
-------------------------        Secretary-Treasurer,                    April 14, 2000
David S. Lawi                    Director


/s/ Joseph Farley
-------------------------        Director                                April 14, 2000
Joseph J. Farley


/s William Lerner
-------------------------        Director                                April 14, 2000
William Lerner


/s/ John Stieglitz
-------------------------        Director                                April 14, 2000
John Stieglitz

               Report of Independent Certified Public Accountants


To the Shareholders
Helm Capital Group, Inc.
Greenwich, Connecticut

We have audited the accompanying consolidated balance sheet of Helm Capital Group, Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' capital deficit and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Helm Capital Group, Inc. and Subsidiaries at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.




New York, New York
April 4, 2000 except for Note 5
which is as of April 20, 2000

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                December 31, 1999



                                     ASSETS

CURRENT ASSETS:
      Cash                                                                        $   28
      Due from related party                                                          50
      Prepaid expenses                                                                26
      Participation in receivables of affiliate, net of
        allowance of $120,000                                                      2,168
      Other current assets                                                            19
                                                                                  ------

         TOTAL CURRENT ASSETS                                                      2,291


INVESTMENTS IN AFFILIATES                                                          1,250

DEFERRED CHARGES AND OTHER ASSETS                                                     27
                                                                                  ------
                                                                                  $3,568
                                                                                  ======

See accompanying notes to consolidated financial statements.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except par values)
                                December 31, 1999
                                   (continued)


                  LIABILITIES AND SHAREHOLDERS' CAPITAL DEFICIT
CURRENT LIABILITIES:
      Accrued expenses                                                      $    361
      Advances due to affiliates                                                  59
      Notes due to related parties                                               370
      Subordinated debentures due currently                                       25
      Loan payable to bank                                                       400
                                                                            --------

         TOTAL CURRENT LIABILITIES                                             1,215

SUBORDINATED DEBENTURES                                                        1,450

SUBORDINATED DEBENTURES AND ACCRUED INTEREST DUE TO OFFICERS                   1,329

ACCRUED EXPENSES PAYABLE IN COMMON STOCK                                         575

OTHER LIABILITIES                                                                 38
                                                                            --------
         TOTAL LIABILITIES                                                     4,607
                                                                            --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' CAPITAL DEFICIT:
      Preferred stock, $.01 par value: shares authorized 5,000; issued
      and outstanding 29 shares                                                   --
      Common stock, $.01 par value: shares authorized 15,000; issued
      3,779 shares                                                                38
      Additional paid-in capital                                              20,723
      Deficit                                                                (21,771)
                                                                            --------
                                                                              (1,010)


      Less: 6 shares of treasury stock, at cost                                  (29)
                                                                            --------

      TOTAL SHAREHOLDERS' CAPITAL DEFICIT                                     (1,039)
                                                                            --------
                                                                            $  3,568
                                                                            ========

See accompanying notes to consolidated financial statements.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                        Year ended December 31,
                                                        -----------------------
                                                          1999          1998
REVENUES, primarily interest income                      $   237       $   298
                                                         -------       -------

COSTS, EXPENSES AND OTHER:
      Selling, general and administrative expenses           228           229
      Gain on sale of securities                            (196)          (57)
      Equity in net (income) loss of affiliates             (478)          165
      Decrease in underlying equity of affiliates             28            --
      Distribution from affiliates (cost method)              (5)          (12)
      Interest expense                                       288           259
      Interest income                                         --            (7)
      Royalty income                                         (77)          (44)
                                                         -------       -------
         Total costs, expenses and other, net               (212)          533
                                                         -------       -------

INCOME (LOSS) FROM CONTINUING OPERATIONS                     449          (235)
                                                         -------       -------

DISCONTINUED OPERATIONS:
      Gain on disposal of Interpak                            --            41
                                                         -------       -------
        Income from discontinued operations                   --            41
                                                         -------       -------

NET INCOME (LOSS)                                        $   449       $  (194)
                                                         =======       =======
EARNINGS (LOSS) PER COMMON SHARE - BASIC
      Continuing operations                              $   .09       $  (.09)
      Discontinued operations                                 --           .01
                                                         -------       -------
                                                         $   .09       $  (.08)
                                                         =======       =======
EARNINGS (LOSS) PER COMMON SHARE - DILUTED
      Continuing operations                              $   .07       $  (.09)
      Discontinued operations                                 --           .01
                                                         =======       =======
                                                         $   .07       $  (.08)
                                                         =======       =======
      Weighted average shares outstanding - basic          3,779         3,744
                                                         =======       =======
      Weighted average shares outstanding - diluted        4,644         3,744
                                                         =======       =======

See accompanying notes to consolidated financial statements.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' CAPITAL DEFICIT
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                     (In thousands, except number of shares)


                                                    Preferred stock               Common stock
                                                    ---------------               ------------
                                                   Shares        Amount       Shares         Amount
                                                   ------        ------       ------         ------
Balance at December 31, 1997                      33,205       $     --      3,703,427      $      37
Shares issued for settlement of debts to
    officers and affiliates                           --             --         50,000              1
Preferred shares received from officers
    in connection with retirement of debt         (3,500)            --             --             --
Preferred shares converted into common
    shares                                          (250)            --         26,042             --
Net loss                                              --             --             --             --
                                               ---------       --------      ---------      ---------
Balance at December 31, 1998                      29,455             --      3,779,469             38
Net income                                            --             --             --             --
                                               ---------       --------      ---------      ---------
Balance, at December 31, 1999                     29,455       $     --      3,779,469      $      38
                                               =========       ========      =========      =========

See accompanying notes to consolidated financial statements.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' CAPITAL DEFICIT
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                     (In thousands, except number of shares)
                                   (continued)



                                            Additional
                                              capital
                                             paid-in                           Treasury stock
                                             capital          Deficit        Shares        Amount
                                             -------          -------        ------        ------
Balance at December 31, 1997                 $ 20,848       $(22,026)         6,362      $    (29)
Shares issued in settlement of debts to
  officers and affiliates                          50             --             --            --
Preferred shares received from officers
  in connection with retirement of debt          (175)            --             --            --
Preferred shares converted into common
  shares                                           --             --             --            --
Net loss                                           --           (194)            --            --
                                             --------       --------       --------      --------
Balance at December 31, 1998                   20,723        (22,220)         6,362           (29)
Net income                                         --            449             --            --
                                             --------       --------       --------      --------
Balance at December 31, 1999                 $ 20,723       $(21,771)         6,362      $    (29)
                                             ========       ========       ========      ========

See accompanying notes to consolidated financial statements.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                Year ended December 31,
                                                                -----------------------
                                                                   1999           1998
                                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $   449       $  (194)
                                                                  -------       -------
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:

      Gain on disposition of discontinued operations                   --           (41)
      Equity in net (income) loss of affiliates                      (478)          165
      Distributions from affiliate                                     (5)          (12)
      Gain on sale of securities                                     (196)          (57)
      Allowance on participation in receivables of affiliate          120            --
      Decrease in underlying equity of affiliates                      28            --
      Amortization expense                                              2            14
      Changes in assets and liabilities:
        Increase (decrease) in:
         Accounts payable and accrued expenses                       (264)          105
         Other                                                        147            26
                                                                  -------       -------
         Total adjustments                                           (646)          200
                                                                  -------       -------
         Net cash provided by (used in) operating activities         (197)            6
                                                                  -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of securities                                    196            --
  Proceeds from participation in receivables of affiliate             184           210
  Increases to notes receivable and advances due from
      affiliates                                                      (16)       (1,706)
  Proceeds from advances due to affiliates                             --            65
  Payments on advances due to affiliates                               (4)           (2)
  Advances to related party                                            --           (50)
                                                                  -------       -------
        Net cash provided by (used in) investing activities           360        (1,483)
                                                                  -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of subordinated debentures                                 (50)           --
  Borrowings from related parties                                      --           575
  Payments to related parties                                          --          (205)
  Proceeds from  long-term debt                                        --           500
  Payments of long-term debt                                         (100)           --
                                                                  -------       -------
        Net cash provided by (used in) financing activities          (150)          870
                                                                  -------       -------
NET INCREASE (DECREASE) IN CASH                                        13          (607)
CASH, beginning of year                                                15           622
                                                                  -------       -------
CASH, end of year                                                 $    28       $    15
                                                                  =======       =======

See accompanying notes to consolidated financial statements.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES

     (a) Business and Basis of Presentation

         Helm Capital Group, Inc. (the "Company") through a wholly owned subsidiary, Mezzanine Financial Corp., ("Mezzanine"), is engaged in the business of making collateralized loans to small businesses. The Company operates in only one segment. In addition, the Company has several investments.

     (i) InterSystems, Inc., a Delaware Corporation ("ISI"), currently a 15% owned affiliate, specializes in the custom-compounding of thermoplastic resins for the petrochemical and automobile industries, through ISI's wholly-owned subsidiary with operations in Houston, Texas and Jeffersonville, Indiana, respectively. During 1999, ISI sold its equipment business. Accordingly, the equipment business has been reflected in ISI's financial statements as a discontinued operation (See Note 3).

     (ii) Core Capital, Inc. and its subsidiaries (collectively "Core"), currently a 19.4% owned subsidiary, historically had been engaged in providing capital and services related thereto through the purchasing of accounts receivable and providing revolving lines of credit to enterprises primarily in the health care industry. During 1999, in connection with the removal of the Company's guarantee of Core's debt (see Note 6), the Company determined to cease further funding of Core's operations. Accordingly, the Company has not, for the year ended December 31, 1999, recorded its share of Core's results of operations. (See Note 3). Core is currently being liquidated.

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

     (d) Stock-Based Compensation

         The Company accounts for its stock option awards to employees under the intrinsic value based method of accounting, prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation."

     (e) Earnings (Loss) Per Common Share

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

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES (continued)

         For the year ended December 31, 1998, potential dilutive securities had an anti-dilutive effect and accordingly were not included in the calculation of diluted loss per common share.

         For the years ended December 31, 1998, certain securities were not included in the calculation of diluted earnings because of their anti-dilutive effect, those securities are as follows (in thousands).

                                                                          1999                   1998
                                                                        (shares)               (shares)
              Stock options                                                 467                    437
              Stock warrants                                                299                    299
              Shares issuable on conversion of preferred
              shares                                                      1,585                  1,585
              Shares issuable on conversion of subordinated
              debentures and notes                                          753                  1,333
                                                                            ---                  -----
                                                                          3,104                  3,654
                                                                          =====                  =====

     (f) Income Taxes

         The Company follows Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires, among other things, a liability approach to calculating deferred income taxes.

     (g) Investments

         The Company generally accounts for all investments in which it owns 20% or more of the investees' outstanding common stock and for investments over which it has significant influence on the equity method. Other investments are generally carried on the cost method.

     (h) Changes in Underlying Equity of Affiliates

         Where appropriate, the Company records changes in its underlying equity of affiliates in its statement of operations, in compliance with SEC Staff Accounting Bulletin No. 51 ("SAB51"). SAB51 allows the recordings of a gain or loss when there are changes in affiliates' equity due to sale of stock, exercise of stock options and warrants and the purchase of treasury stock, as defined.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES (continued)

     (i) Estimated Fair Value of Financial Instruments

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

NOTE 2:  EARNINGS (LOSS) PER SHARE

         The following illustrates the components' of income (loss) from continuing operations utilized in the computation of earnings (loss) per share (in thousands):

   Income available to common shareholders                1999        1998
   ---------------------------------------                ----        ----
Income (loss) from continuing operations                 $ 449       $(235)
Convertible preferred stock dividends                     (117)       (117)
                                                         -----       -----
Numerator for basic income (loss) from continuing
operations                                               $ 332       $(352)
                                                         =====       =====

Income available to common shareholders                   1999        1998
---------------------------------------------------      -----       -----
Income (loss) from continuing operations                 $ 449       $(235)
Convertible preferred stock dividends                     (117)       (117)
Interest on 10% convertible promissory notes                 8          --
                                                         -----       -----
Numerator for diluted income (loss) from continuing
operations                                               $ 340       $(352)
                                                         =====       =====

         In 1999, 864,055 shares relating to 10% convertible promissory notes held by officers of the Company (See Note 4(b)) were dilutive.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 3:  INVESTMENTS IN AFFILIATES AND PARTICIPATIONS IN
         RECEIVABLES OF AFFILIATE

         Investments in and advances due from affiliates consist of the following at December 31, 1999 (dollars in thousands):

                                                                                Participations
                Name                   Ownership %            Investment        in Receivables
                ----                   -----------            ----------        --------------
                ISI                      15.0                     $1,041             $   --
                Fund                      7.0                        209              2,168
                                                                  ------             ------
                                                                  $1,250             $2,168
                                                                  ======             ======

         In December 1997, Mezzanine entered into a participation in Mezzanine Financial Fund, L.P.'s (the "Fund") position in a note from a third party totaling $600,000. The note was due November 30, 1999, bears interest at 12% per annum plus an enhancement fee of 9% to 10%, as defined, and is collateralized by the assets of the third party. The liens on the third-party's assets are filed in the name of Fund, which Mezzanine, through the participation agreement, shares in the liens and rights to the assets of the third party. As compensation for administering the note, Fund receives 30% of the enhancement fee.

         In 1998, Mezzanine entered into a participation agreement in Fund's loan to a wholly owned subsidiary of Core. The amount receivable under this participation totaled approximately $778,000 at December 31, 1998.

         In 1999, the Company exchanged the above participations and purchased additional participations in the Fund's accounts. At December 31, 1999, a total of $2,288,000, including accrued interest and an enhancement fee of $114,000, were outstanding at a rate of return of 15% per annum.

         Interest earned totaled approximately $218,000 and $118,000 for the years ended December 31, 1999 and 1998, respectively, and have been included in revenues.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 3:  INVESTMENTS IN AFFILIATES AND PARTICIPATION IN
         RECEIVABLES OF AFFILIATE

         Equity in earnings (loss) for the equity method investments and distributions from the cost method investments are as follows (in thousands):

                For the year ended December 31,      1999       1998
                -------------------------------      ----       ----
                ISI                                  $450        $73
                Core                                    -       (238)
                                                     ----      -----
                                                      450       (165)
                Fund                                    5         12
                                                     ----      -----
                                                     $455      $(153)
                                                     ====     ======

      INTERSYSTEMS, INC., ("ISI")

         The Company accounts for its investment in ISI on the equity method as ISI is controlled by affiliates of the Company. The quoted market value of ISI's common stock was approximately $.56 per share as of December 31, 1999. Accordingly, the value of the Company's investment in ISI was $665,000 at December 31, 1999.

         As of December 31, 1999, approximately 264,000 shares of ISI are reserved for future payment to satisfy the Company's obligation on the 9--1/2% convertible subordinated debentures. In 1998, the Company exchanged 22,222 shares of ISI as partial payment to satisfy the Company's obligation on a 9--1/2% convertible subordinated debenture (see Note 5).

         Additionally, in 1998, the Company sold 16,000 shares of ISI to certain officers of the Company. In lieu of cash, the Company exchanged 8% convertible subordinated debentures held by the officers (see Note 4(a)).

         In November 1998, the Company granted to ISI a five year option to purchase all of the Company's 1,353,000 shares of common stock in Teletrak Environmental Systems, Inc. ("Teletrak") for $.50 per share. The purpose of this grant was to induce ISI to participate, to the extent of $122,500, in a private placement of Teletrak units consisting of one share of common stock and a warrant to purchase one-half share of common stock for $.50 per unit. The Company reserved the right to dispose of the shares at any time subject to prior notice to ISI. In August 1999, the Company sold its shares in Teletrak (see Teletrak Environmental Systems, Inc.).

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 3:  INVESTMENTS IN AFFILIATES AND PARTICIPATION IN
         RECEIVABLES OF AFFILIATE
         (continued)

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

     Revenue Recognition

         Sales are recorded in the periods that services are performed.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 3:  INVESTMENTS IN AFFILIATES AND PARTICIPATION IN
         RECEIVABLES OF AFFILIATE
         (continued)

     Summarized Financial Data

         Summarized financial data for ISI as of December 31, 1999 and for the years ended December 31, 1999 and 1998 is as follows (in thousands).

                                                                 1999
          Balance sheet data:
            Current assets                                      $6,693
            Fixed assets, net                                   21,329
            Other assets                                           804
                                                                   ---

            Total assets                                        28,826

            Current liabilities                                  4,668
            Long-term liabilities                               17,178
                                                                ------
            Shareholders' equity                                $6,980
                                                                ======
                                                                 1999          1998
                                                                 ----          ----
            Income statement data:
              Revenues                                         $14,746       $11,504
              Expenses                                          15,425        12,279
                                                                ------        ------
                  Net loss from continuing operations             (679)         (775)
            Income from discontinued operations                    821         1,218
            Gain on disposal of discontinued   operations        3,184             -
            Cumulative effect of change in   accounting
            principle                                             (134)            -
                                                                ------          ----
            Net income                                          $3,192          $443
                                                                ======          ====

     CORE CAPITAL, INC. ("CORE")

         Core, through its wholly-owned subsidiary, was in the business of financing commercial receivables. Core is controlled by affiliates of the Company and has been accounted for on the equity method.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 3:  INVESTMENTS IN AFFILIATES AND PARTICIPATION IN
         RECEIVABLES OF AFFILIATE
         (continued)

Summarized financial data for Core for the year ended December 31, 1998 is as follows (in thousands):


                                                                            1998
            Income statement data:
              Revenues                                                    $ 1,429
              Expenses, including loan loss provision of $650               3,351
                                                                          -------
              Net loss                                                    $(1,922)
                                                                          =======


     MEZZANINE FINANCIAL FUND, L.P. (THE "FUND")

         The Fund, a limited partnership, is engaged in a variety of investments and loans. Certain officers of the Company are the principal shareholders of the general partner that provides management services to the Fund. The Company accounts for this investment on the cost method, the carrying value of which approximates fair value.

         Pursuant to the terms of the limited partnership agreement under which the Fund was organized, the Fund was scheduled to terminate on December 31, 1998. Fund management obtained limited partner approval of a one year extension of the term of the Fund in order to pursue an orderly liquidation of the outstanding loans to enable the Fund to return the original limited partnership investments to the limited partners.

         At December 31, 1999, the Fund's partnership agreement terminated and management of the Fund commenced the orderly liquidation of the Fund's assets.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 3:  INVESTMENTS IN AFFILIATES AND PARTICIPATION IN
         RECEIVABLES OF AFFILIATE
         (continued)

     TELETRAK ENVIRONMENTAL SYSTEMS, INC. ("TELETRAK")

         In November 1998, the Company's majority owned subsidiary, Teletrak Advanced Technology Systems, Inc., merged with Advanced Environmental Systems, Inc. ("AES"). Under the transaction, AES became a wholly owned subsidiary of Teletrak, and the AES stockholders received shares of Teletrak common stock in exchange for their AES stock. Immediately prior to the transaction, Teletrak effected a 10 for 1 reverse stock split and recapitalization, and changed its name to Teletrak Environmental Systems, Inc. The Company wrote off its investment in Teletrak prior to 1996.

         Subsequent to the merger the Company became a minority stockholder with approximately 1,353,000 shares, or 18%, of the outstanding common stock and retained two seats on Teletrak's seven member board of directors. In February 1999, Teletrak began trading shares of its common stock on the Over-the-Counter Bulletin Board. (Symbol: TAES).

         In August 1999, the Company sold all of the Teletrak common stock in a private sale to a third party for cash consideration and a gain of $196,000, net of broker's fees.

         The Company continues to hold 1,105,507 common stock purchase warrants of Teletrak which expire October 2001 and are exercisable at $2.00 a share.


NOTE 4:  RELATED PARTY TRANSACTIONS

     (a) Sale and Exchange of Securities

         During 1998, the Company exchanged $30,000 of 8% convertible subordinated debentures (see Note 5), held by two officers of the Company for 16,000 shares of ISI. The excess of the proceeds over the carrying value of the shares resulted in a gain of approximately $20,000.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 4:  RELATED PARTY TRANSACTIONS (continued)

     (b) Borrowings

         In July 1998, a wholly-owned subsidiary of Core ("the subsidiary") defaulted on a loan to a bank. The loan was guaranteed in part by the Company, and two of its officers. The bank demanded payment pursuant to the loan's guarantees. In order to permit the Company to make payment pursuant to its guaranty, two officers of the Company advanced a total of $225,000 to the Company, $180,000 of which was repaid by the subsidiary in September 1998. In addition, in September 1998, the Company borrowed $500,000 from a bank to complete the payment pursuant to its guaranty. (see Note 6). In 1999, the subsidiary entered into an agreement with Fund that ultimately obligates Fund to pay the Company all amounts paid, both principal and interest, pursuant to these notes in exchange for the assignment of certain receivables. As of December 31, 1999, the Company was indebted to two officers of the Company for these advances in the amounts of $30,000 and $15,000, respectively, pursuant to promissory notes payable on demand and bearing interest at 10% per annum.

         In relation to the repayment of the subsidiary loan, during 1998 an officer of the Company paid $100,000 to the bank pursuant to his guaranty on behalf of the subsidiary. In exchange for its agreement to repay the officer of the Company all amounts paid by him pursuant to his guaranty, the subsidiary increased its loan from Fund by $100,000 and directed Fund to transfer to the officer of the Company a $100,000 10% Convertible Subordinated Note due June 30, 2002 of Unapix Entertainment, Inc. held by Fund in full satisfaction of all amounts owing to him.

         In November 1998, another officer of the Company loaned $100,000 to the Company which in turn was lent to Core, in exchange for participation on a loan made by Core to the subsidiary. The participation bears a rate of return of 18%. Prior to December 31, 1998, the Company repaid $25,000 to the officer of the Company and the other officer of the Company advanced an additional $25,000 to the Company which was immediately used to repay, in part, the amount owed to the other officer of the Company. At December 31, 1999, the Company is indebted to the two officers of the Company in the amounts of $50,000 and $25,000, respectively pursuant to one year convertible promissory notes bearing interest at 10% per annum. The notes are convertible into common stock of the Company at a price based upon the average market price of the common stock during the 30 days preceding the maturity date. (See Note 12). The notes have been extended for an additional year at the option of the holders to November 2000.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 4:  RELATED PARTY TRANSACTIONS (continued)

         In April 1998, a company, owned jointly by several officers of the Company, loaned $250,000 to Mezzanine. The loan which totaled $250,000 at December 31, 1999 is payable on demand and bears interest at 12% per annum, payable monthly. Interest expense amounted to approximately $30,000 and $21,000 for the years ended December 31, 1999 and 1998, respectively. Subsequent to December 31, 1999, Mezzanine repaid the loan in full.

     (c) Other

         Management and administrative salaries of the Company are allocated to affiliates based upon estimated time devoted to the respective operations. All other allocation of general corporate expenses are recorded on a specific identification method. In 1999 and 1998, approximately $476,000 and $526,000, respectively, were allocated to affiliates and deducted from the Company's expenses.


NOTE 5:  SUBORDINATED DEBENTURES AND CONVERTIBLE NOTES

         Subordinated debentures and convertible notes of the Company consist of the following at December 31, 1999 (in thousands):

                12% subordinated debentures, past due                       $25
                8% convertible subordinated debentures, due 2001          1,145
                9-1/2% senior convertible notes, due 2001                 1,450
                                                                          -----
                Total debentures                                         $2,620
                                                                         ======

     12% Subordinated Debentures, past due

         These bonds matured on August 31, 1999. Interest was payable in cash semi-annually. In 1999, $50,000 plus accrued interest was paid to a debenture holder and the remaining $25,000 is now payable on demand and will accrue interest at the original rate.

         On October 30, 1997, the Company commenced an exchange offer of its 12% subordinated debentures with a principal balance of $1,625,000 for 9-1/2% senior convertible notes of Mezzanine, due December 31, 2001. Through December 31, 1998, the Company had exchanged $1,550,000 of the 12% subordinated debentures for an equal amount of 9-1/2% senior convertible notes and $100,000 of the notes were converted.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 5:  SUBORDINATED DEBENTURES AND CONVERTIBLE NOTES
         (continued)

     9-1/2% Senior Convertible Notes

         Mezzanine was formed in 1997 to engage in the business of providing capital in high yield debt situations of mid-market companies and to provide asset-based lending directly to or in participation with other commercial lenders.

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

         ISI will not be obligated, directly or indirectly, to provide principal or interest payments with respect to the Notes. Interest on the Notes will be paid semi-annually on June 30 and December 31, of each year. Although Mezzanine and the Company are the only obligors with respect to the payment of principal and interest with respect to the Notes, Mezzanine , Helm and ISI jointly agree to provide the registration rights with respect to the Helm Shares or ISI Shares.

         During 1998, a debenture holder converted $100,000 of the 9-1/2% senior convertible notes for 50,000 Helm shares and 22,222 shares of ISI. The Company's Board of Directors authorized a one time adjustment to the conversion prices to $1.00 per share for Note A and $2.25 per share for Note B to induce the exchange. Mezzanine recognized a gain on this exchange of $37,000.

     8%  Convertible Subordinated Debentures, due 2001

         The 8% subordinated convertible debentures are held by certain officers of the Company. The debentures bear interest at 8% per annum, payable on a quarterly basis, and are convertible, at the option of the holder, into common stock of the Company at a conversion price of $6.60 per share, with an original maturity date of December 1, 1999. The debentures were purchased by the officers with their individual promissory notes in the face amount of the debentures, each bearing interest at 9% per annum.

         On April 20, 2000, the officers elected to extend the maturity until October 2001. In addition, the officers agreed not to make demand for payment of the accrued interest until maturity of the debentures or until such time the Company has sufficient cash to retire the debentures. At December 31, 1999, accrued interest totaled $184,000.

         In 1998, the remaining $175,000 of promissory notes receivable was paid in securities of the Company (see Note 9).

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 6:  LOAN PAYABLE TO BANK

         In September 1998, the Company borrowed $500,000 from a bank to complete payment pursuant to its guaranty of a loan from a second bank to a wholly-owned subsidiary of Core (see Note 4(b)). Core, through its subsidiary, had previously defaulted on the loan. At the time of default, the Core loan was guaranteed in part by the Company and one of its officers. The second bank demanded payment pursuant to the guarantees. At December 31, 1998, the Company used the proceeds of the loan to pay the second bank and thus the Company fulfilled all its obligations as guarantor on the Core loan. In 1999, the loan was amended to provide for repayment in unequal monthly installments with a final payment of $302,000 due September 2000. At December 31, 1999, $400,000 was outstanding. Interest is payable monthly at prime rate (8.50% at December 31, 1999). The loan is guaranteed by two officers of the Company and secured by 600,000 shares of ISI. (See Note 3).


NOTE 7:  LIABILITIES

         Accrued expenses consist of the following at December 31, 1999 (in thousands):

                   Payroll related expenses               $235
                   Other                                   126
                                                          ----
                                                          $361
                                                          ====

NOTE 8:  ACCRUED EXPENSES PAYABLE IN COMMON STOCK

         Prior to 1998, in accordance with the employment agreements existing at that time, two officers of the Company earned deferred salaries payable in common stock of the Company based upon certain average stock prices. The compensation was earned over a three year period and totaled $575,000.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 9:  INCOME TAXES

         The Company and its eligible subsidiaries file a consolidated Federal income tax return. Other subsidiaries and affiliates file separate income tax returns.

         The Company has approximately $17,000,000 of net operating loss carryovers for Federal income tax purposes, of which $3,400,000 and $186,000 expire in 2000 and 2001, respectively, the remainder of which expire through 2019.

         Net deferred income taxes as of December 31, 1999 consisted of the following (in thousands):

      Tax benefit of net operating loss carryovers                $5,959
      Tax basis in excess of book basis of investments  in
      unconsolidated subsidiaries                                    392
      Other                                                            2
                                                                       -
      Deferred tax asset                                           6,353
      Valuation allowance                                         (6,353)
                                                                  ------
          Net deferred tax asset                                  $   --
                                                                  ======

         At December 31, 1999, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.


NOTE 10: PREFERRED STOCK

         The Company has authorized the issuance of 5,000,000 shares of $.01 par preferred stock, which have been issued in three types of series which, as of December 31, 1999, are as follows:

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


NOTE 10: PREFERRED STOCK (continued)

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

         Series A and B 8% cumulative preferred stock provide the holders with voting rights in proportion with the respective shares of common stock that may be converted. The aggregate amount of unpaid dividends in arrears on the Series A and Series B preferred stock was $733,000 at December 31, 1999.


NOTE 11: STOCK OPTIONS AND WARRANTS

         The Company applies APB No. 25 and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         The 1982 Incentive Stock Option Plan (the "Plan"), as amended, provides for the issuance of options to purchase up to 116,667 shares of common stock. Options are granted at market value on the date of the grant. In 1999 and 1998, no options were granted under this plan. The plan has been terminated and no further options can be granted thereunder.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 11: STOCK OPTIONS AND WARRANTS (continued)

         No options were exercised during 1999 and 1998. No options expired during 1999 and 66,667 options expired during 1998.

         A summary of the Company's stock options and the related transactions for the years ended December 31, 1999 and 1998 are presented below:

                                               1999                     1998
                                               ----                     ----
                                                    Weighted                  Weighted
                                                    average                   average
                                                    exercise                  exercise
                                       Shares        price      Shares         price
                                       ------        -----      ------         -----
Outstanding at beginning of year       437,001      $   1.00    473,668       $   2.27
Granted                                 30,000           .16     30,000            .81
Exercised                                   --            --         --             --
Expired                                     --            --    (66,667)         9.375
                                       -------      --------    -------       --------
Outstanding at end of year             467,001      $   1.07    437,001       $   1.00
                                       =======      ========    =======       ========
Options exercisable at year-end        424,501      $   1.11    407,001       $   1.13
 Weighted average fair value of
options granted during the year                     $   0.05                  $   0.39


         The following table summarizes information about stock options outstanding at December 31, 1999:



                                    Options Outstanding                          Options Exercisable
                                    -------------------                          -------------------
                                          Weighted
                                          average           Weighted                            Weighted
Range of exercise        Number          remaining          average            Number           average
      prices          outstanding     contractual life   exercise price     exercisable      exercise price
      ------          -----------     ----------------   --------------     -----------      --------------
$0.16 to $1.13            460,000               3.1             $1.02           417,500           $1.06
$3.75 to $4.69              7,001               1.2              4.02             7,001            4.02
                          -------               ---              ----             -----            ----
$0.16 to $4.69            467,001               3.1             $1.07           424,501           $1.11

         In 1999, the Company granted to its outside directors, in consideration of services provided, 30,000 options at an exercise price of $0.16, which vest over a three-year period and expire in July 2004. At December 31, 1999, 15,000 options were exercisable. No options were exercised as of December 31, 1999.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



NOTE 11: STOCK OPTIONS AND WARRANTS (continued)

         In 1998, the Company granted to its outside directors, in consideration of services provided, 30,000 options at an exercise price of $0.8125, which vest over a three-year period and expire in July 2003. At December 31, 1999, 22,500 options were exercisable. The fair value of the options granted was minimal.

         Prior to 1998, the Company granted 225,000 options to two executives and 115,000 to other employees of the Company with an exercise price of $1.125, fair market value at the date of grant. The options vested immediately and expire in October 2002. Also, in 1997, the Company granted to its outside directors, in consideration of services provided, 60,000 options at an exercise price of $1.00, which vest over a three-year period and expire in October 2002. At December 31, 1999, 60,000 options were exercisable. The fair value of the options granted was minimal.

         Prior to 1998, the Company issued 86,098 warrants at an exercise price of $1.25 expiring on December 15, 2006, in exchange for the cancellation of certain 8% debentures.

         The Company also has 112,945 warrants at an exercise price of $0.96 and 100,000 warrants at an exercise price of $0.90, expiring on January 31, 2002 which were issued prior to 1997.

         SFAS No. 123 requires the Company to provide pro forma information regarding net earnings (loss) and earnings (loss) per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Sholes option-pricing model with the following weighted average assumptions used for the 1999 and 1998 grants; no dividend yield, expected violatility of 46%, risk free interest rate of 5.6% and 5.3% for 1999 and 1998, respectively, expected life of five years.

         The proforma effect of applying the provisions of SFAS No. 123 would be as follows (in thousands):

                                                                  Years Ended December 31,
                                                                   1999               1998
                                                                   ----               ----
                    Net income (loss)
                        As reported                                $449               $(194)
                        Proforma                                   $449               $(194)

                    Net income (loss) per  common share
                    - as   reported and proforma
                        Basic                                      $.09               $(.08)
                        Diluted                                    $.07               $(.08)

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 12: SHARES RESERVED FOR FUTURE ISSUANCE

         Shares reserved for future issuance at December 31, 1999 are as follows:

                                                                            Shares
      Conversion of preferred stock                                        1,585,370
      Conversion of 10% convertible promissory notes                         864,055
      Conversion of 9-1/2% senior convertible notes                          580,000
      Conversion of 8% convertible subordinated debentures                   173,485
      Warrants to purchase common stock                                      299,043
      Shares reserved for stock options including options granted            467,001
      Shares reserved for stock options exchangeable for Core
        stock options                                                        175,000
                                                                           ---------
      Total shares reserved for future issuance                            4,143,954
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

         With respect to the 10% convertible promissory notes, the conversion price is based on a 30 day moving average (see Note 4(b)) and thus the number of shares issuable upon conversion will change accordingly.

NOTE 13: COMMITMENTS AND CONTINGENCIES

     (a) Employment Contracts

         The Company has agreements with two of its officers which provide for continuous five-year terms. As part of the agreement, the officers will receive, in lieu of annual base compensation, 7.5% and 3.75% of EBT, as defined. These arrangements remained in effect through June 30, 1999. As of December 31, 1999, no amounts were due under these contracts. The employment agreements, along with those for two additional officers of the Company, also include a provision for lump-sum payments in the event of a change in control of the Company. Payments to each officer are limited to 2.99 times their average compensation (as defined) during the prior five-year period. The change in control payments would approximate $1.6 million at December 31, 1999. The agreements also provide for severance and other payments in the event the officers do not complete the original terms of the agreements or do not stay at the Company until age 65.

                    HELM CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 14: LEGAL PROCEEDINGS

         In 1998, the Company received a claim for indemnification as guarantor in the amount of approximately $900,000 arising out of alleged breaches of representations and warranties made in connection with the sale of Interpak Terminals, Inc. in July 1997. (See Note 15). At the closing of the sale, $250,000 of the purchase price was placed in escrow to be used to satisfy legitimate indemnification claims. In 1999, the Company agreed to forfeit the escrow account in full settlement of the claim. The Company had provided for this loss in prior years and thus there was no effect on income in 1999.


NOTE 15: DISCONTINUED OPERATIONS

         In 1998, the Company received approximately $41,000 for reimbursed expenses related to the 1997 sale by the Company's subsidiary, Interpak Holdings, Inc., of its Interpak Terminal units. Accordingly, the proceeds have been classified as income from discontinued operations.

NOTE 16: STATEMENT OF CASH FLOWS

         Supplemental disclosures of cash flow information:

                                                                                Year ended December 31,
                                                                                1999               1998
                                                                                    (in thousands)
                  Interest paid                                                 $185               $162

         Non-cash transactions relating to investing and financing activities:

                                                                                Year ended December 31,
                                                                                1999               1998
                                                                                    (in thousands)
Repayment of officer's notes receivable by exchange of
  preferred stock                                                               $ --               $175
Reduction of notes payable and interest accrued expenses
  in exchange for common stock of affiliates                                      --                 22
Reduction of notes payable in exchange for common stock of
  the Company                                                                     --                 50