Form 10QSB
period 2000-03-31
HELM CAPITAL GROUP INC
filed 2000-05-15
CIK 351685

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15 (b)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended: March 31, 2000

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

                     YES    /X/                    NO    / /

As of May 12, 2000, there were 3,779,000 shares of the Company's common stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION
                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2000

                                 (IN THOUSANDS)
                                   (UNAUDITED)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                 $  21
Participation in receivables of affiliate                 1,896
Prepaid expenses                                             15
Due from related party                                       50
Other                                                        23
                                                          -----

      TOTAL CURRENT ASSETS                                2,005

INVESTMENTS IN AFFILIATES                                 1,237

DEFERRED CHARGES AND OTHER ASSETS                            26
                                                          -----

                                                          3,268
                                                          =====

                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2000

                                 (IN THOUSANDS)
                                   (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)

CURRENT LIABILITIES:
Accrued expenses                                 $    389
Advances due to affiliates                             59
Notes due to related parties                          120
Subordinated debentures due currently                  25
Loan payable to bank                                  367
                                                 --------
      TOTAL CURRENT LIABILITIES                       960

SUBORDINATED DEBENTURES                             1,450

SUBORDINATED DEBENTURES AND
ACCRUED INTEREST DUE TO OFFICERS                    1,329

ACCRUED EXPENSES PAYABLE IN
  COMMON STOCK                                        575

OTHER LIABILITIES                                      38
                                                 --------
      TOTAL LIABILITIES                             4,352

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' CAPITAL (DEFICIT):
      Preferred stock, $.01 par value:
shares authorized 5,000; issued and                    --
outstanding 29 shares
      Common stock, $.01 par value:                    38
shares authorized 15,000; issued 3,779             20,723
shares                                            (21,816)
                                                 --------
      Additional paid-in capital                   (1,055)
      Deficit                                         (29)
                                                 --------
Less: 6 shares of treasury stock, at cost          (1,084)
                                                 --------
TOTAL SHAREHOLDERS' CAPITAL (DEFICIT)            $  3,268
                                                 ========

                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                               Three Months Ended
                                                   March 31,

                                                2000           1999
                                               -------        -------
REVENUES                                       $    90        $    58
                                               -------        -------

COSTS, EXPENSES, AND OTHER:
     Selling, general and administrative
       expenses                                     54             55
     Equity in net (earnings) losses of
       affiliates                                   14            110

     Interest and debt expense                      67             73
                                               -------        -------

       TOTAL COSTS, EXPENSES AND OTHER             135            238
                                               -------        -------

NET LOSS                                           (45)          (180)
                                               =======        =======


Earnings Per Share - Basic and Diluted         $  (.02)       $  (.05)
                                               =======        =======


Average common shares outstanding                3,779          3,779
                                               =======        =======

                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                         Three Months Ended
                                                              March 31,
                                                           2000       1999
                                                          -----        ---

Net cash provided by (used by) operating activities       $ (16)       $ 4
                                                          -----        ---

Cash flows from investing activities-loan repaid            292         --
                                                          -----        ---
Cash flows from financing activities:
      Payments on notes to related parties                 (250)        --
      Payment on loan payable to bank                       (33)        --
                                                          -----        ---
                                                           (283)        --
                                                          -----        ---

NET INCREASE (DECREASE) IN CASH                              (7)         4

CASH BEGINNING OF PERIOD                                     28         15
                                                          -----        ---
CASH END OF PERIOD                                        $  21        $19
                                                          =====        ===

Supplemental disclosure of cash flow information:
      Cash paid for taxes                                    --         --
      Cash paid for interest                              $  10        $12

                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000


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


The following illustrates income (loss) utilized in the computation of earnings
(loss) per share (in thousands):


                                             Three Months Ended
                                                 March 31,

                                             2000         1999
                                             ----        -----

Net (loss)                                   $(45)       $(180)
Dividends on preferred stock                  (30)         (30)
                                             ----        -----
Numerator for basic and diluted (loss)
     from continuing operations              $(75)       $(210)
                                             ====        =====

         For the three months ended March 31, 2000 and 1999, certain securities were not included in the calculation of diluted earnings because of their antidilutive effect. Those securities are as follows (shares in thousands):



                                        2000        1999
                                       -----       -----

Stock options                            467         437
Stock warrants                           299         299
Shares issuable on conversion of
     preferred shares                  1,585       1,585
Shares issuable on conversion of
     subordinated debentures             753         753
Shares issuable on conversion of
     promissory notes                    300         300
                                       -----       -----
                                       3,404       3,374
                                       =====       =====


Note 3.     Summarized Financial Data (in thousands):

Intersystems, Inc.                                  Three Months Ended
(15 % owned in 2000 and 1999)                            March 31,

                                                    2000           1999
                                                   -------        -------
REVENUES                                           $ 3,922        $ 3,383
                                                   -------        -------

Operating expenses                                   2,705          2,274
Selling, general and administrative expenses           958            798
Interest expense (net)                                 352            418
                                                   -------        -------
TOTAL COST AND EXPENSES                              4,015           3490
                                                   -------        -------
Income (loss) from continuing operations               (93)          (107)
Discontinued operation-Inter systems Nebraska           --           (114)
Cumulative effect of change in
accounting principle                                    --           (134)
                                                   -------        -------
Net Income                                         $   (93)       $  (355)
                                                   =======        =======

Note 4.  Stockholders (Deficit) (in thousands)

                                         Common Stock       Additional
                    Preferred Stock      $.01 par value        Paid
                    Shares   Amount     Shares     Amount   in Capital
                    ------   ------     ------     ------   ----------
Balance
Jan. 1, 2000         29       $--       3,779       $38       $20,723


Net Loss             --        --          --        --            --
                     --       ---       -----       ---       -------
Balance
March 31, 2000       29       $--       3,779       $38       $20,723
                     --       ---       -----       ---       -------


                      Retained
                      Earnings      Treasury
                      (Deficit)      Stock         Total
                      ---------     --------       -----
Balance
January 1, 2000       $(21,771)       $(29)       $(1,039)


Net loss                   (45)         --            (45)
                      --------        ----        -------


Balance
March 31, 2000        $(21,816)       $(29)       $(1,084)
                      --------        ----        -------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

         The net loss of $45,000 for three months ended March 31, 2000 compared to a loss of $180,000 for the three months ended March 31, 1999. The improvement was the result of $25,000 in seismic participation revenues included in the 2000 period and a decrease of $96,000 in equity in losses of affiliates. The 1999 period include $57,000 for equity losses in an affiliate for which there is no remaining investment in 2000.


Impact of Inflation

         Inflation has not had a significant impact on the Company's operations.

Liquidity and Capital Resources

         Operating activities for the three months ended March 31, 2000 used cash of $16,000. Collections on loans was $292,000 and $283,000 was used to repay notes. Cash decreased by $7,000 for the period.

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

YEAR 2000 COMPLIANCE

         During 1999, the Company completed its Year 2000 ("Y2K") compliance project to prepare its computer systems, applications and software products for the year 2000 at an insignificant cost. Subsequent to December 31, 1999, the Company has not experienced any Y2K disruptions, either internally or from suppliers or other outside sources that had an adverse impact on the Company's operations or financial condition. The Company has no reason to believe that Y2K failures will materially affect it in the future. However, since it may take several additional months before it is known whether the Company or its suppliers, vendors or customers may have undergone Y2K problems, no assurances can be given that the Company will not experience losses or disruption due to Y2K computer-related problems. The Company will continue to monitor the operation of its software products, computers and microprocessor-based devises for any Y2K problems.



FORWARD LOOKING STATEMENTS

               This quarterly report for the period ended March 31, 2000 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes', "intends", "expects", "plans", "estimates", "anticipated" or "anticipates" to be uncertain and forward-looking. In addition to other factors that may be discussed in the company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (I) general economic and business conditions, acts of God and natural disasters, as well as the demand for the Company's services, or the ability of the Company to provide such services; (ii) the insolvency or failure to pay its debts by a significant creditor of the Company or its subsidiaries or affiliates, or the inadequacy or uncollectibility of any collateral pledged to secure such creditor's debts to the Company or its subsidiaries or affiliates; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company's subsidiaries of affiliates to develop and introduce new services to accommodate these changes; and (v) the maturing of debt at the Company, subsidiary or affiliate level and the inability of the Company, the subsidiary or affiliate to raise capital to repay or refinance such debt on favorable terms, or the insufficiency of collateral pledged to secure any such debt.

                                      HELM CAPITAL GROUP, INC.



Date:    May 12, 2000                 /s/ Daniel T. Murphy
                                      -----------------------------------------
                                          Daniel T. Murphy
                                          Executive Vice President
                                          Chief Accounting and
                                          Financial Officer