Form 10QSB
period 2000-06-30
HELM CAPITAL GROUP INC
filed 2000-08-14
CIK 351685

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB



                   Quarterly Report Under Section 13 or 15 (b)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended: June 30, 2000

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

                       YES     X           NO

     As of August 10, 2000, there were 3,779,000 shares of the Company's common stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION
                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2000

                                 (IN THOUSANDS)
                                   (UNAUDITED)


ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                                 $    9
Participation in receivables of affiliate                                  1,833
Prepaid expenses                                                              13
Due from related party                                                        50
Other                                                                         23
                                                                          ------

         TOTAL CURRENT ASSETS                                              1,928

INVESTMENTS IN AFFILIATES                                                  1,211
                                                                          ------
                                                                          $3,139
                                                                          ======

                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2000

                                 (IN THOUSANDS)
                                   (UNAUDITED)




LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)
CURRENT LIABILITIES:
Accrued expenses                                                       $    459
Notes due to related parties                                                120
Subordinated debentures due currently                                        25
Loan payable to bank                                                        328
                                                                       --------
         TOTAL CURRENT LIABILITIES                                          932

SUBORDINATED DEBENTURES                                                   1,450

SUBORDINATED DEBENTURES AND
ACCRUED INTEREST DUE TO OFFICERS                                          1,329
ACCRUED EXPENSES PAYABLE IN
  COMMON STOCK                                                              575

OTHER LIABILITIES                                                            41
                                                                       --------
         TOTAL LIABILITIES                                                4,327

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' CAPITAL (DEFICIT):
         Preferred stock, $.01 par value: shares authorized
5,000; issued and outstanding 29 shares                                      --
         Common stock, $.01 par value: shares authorized
15,000; issued 3,779 shares                                                  38
         Additional paid-in capital                                      20,723
         Deficit                                                        (21,920)
                                                                       --------
                                                                         (1,159)
Less: 6 shares of treasury stock, at cost                                   (29)
                                                                       --------
TOTAL SHAREHOLDERS' CAPITAL (DEFICIT)                                    (1,188)
                                                                       --------
                                                                       $  3,139
                                                                       ========

                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                           Three Months Ended
                                                                June 30,
                                                          2000            1999
                                                          ----            ----
REVENUES                                                 $    48        $    57
                                                         -------        -------

COSTS, EXPENSES, AND OTHER:
     Selling, general and administrative expenses             65             43
     Equity in net (earnings) losses of affiliates            26             18
     Interest and debt expense                                61             77
                                                         -------        -------
       TOTAL COSTS, EXPENSES AND OTHER                       152            138
                                                         -------        -------

NET LOSS                                                 $  (104)       $   (81)
                                                         =======        =======

Earnings Per Share - Basic and Diluted                   $  (.04)       $  (.03)
                                                         =======        =======

Average common shares outstanding                          3,779          3,779
                                                         =======        =======

                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                             Six Months Ended
                                                                June 30,

                                                           2000            1999
                                                           ----            ----
REVENUES                                                 $   138        $   115
                                                         -------        -------

COSTS, EXPENSES, AND OTHER:
     Selling, general and administrative expenses            119             98
     Equity in net (earnings) losses of affiliates            40            128
     Interest and debt expense                               128            150
                                                         -------        -------
       TOTAL COSTS, EXPENSES AND OTHER                       287            376
                                                         -------        -------

NET LOSS                                                 $  (149)       $  (261)
                                                         =======        =======


Earnings Per Share - Basic and Diluted                   $  (.06)       $  (.08)
                                                         =======        =======

Average common shares outstanding                          3,779          3,779
                                                         =======        =======

                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                Six Months Ended
                                                                   June 30,
                                                              2000         1999
                                                              ----         ----

Net cash  (used by) operating activities                     $ (52)       $ (11)
                                                             -----        -----

Cash flows from investing activities-loan repaid               355           --
                                                             -----        -----



Cash flow from financing activities:
         Payments on notes to related parties                 (250)          --
         Payment on loan payable to bank                       (72)          --
                                                             -----        -----
                                                              (322)          --
                                                             -----        -----

NET INCREASE (DECREASE) IN CASH                                (19)         (11)

CASH BEGINNING OF PERIOD                                        28           15
                                                             -----        -----

CASH END OF PERIOD                                           $   9        $   4
                                                             =====        =====

Supplemental disclosure of cash flow information:
         Cash paid for taxes                                    --           --
         Cash paid for interest                              $  87        $  91

                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000


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


The following illustrates income (loss) utilized in the computation of earnings
(loss) per share (in thousands):


                                                  Three Months              Six Months
                                                  Ended June 30,           Ended June 30,
                                                2000         1999        2000         1999
Income (loss) from continuing operations       $(104)       $ (81)       $(149)       $(261)

Dividends on preferred stock                     (30)         (30)         (60)         (60)
                                               -----        -----        -----        -----

Numerator for basic and diluted income
(loss) from continuing operations              $(134)       $(111)       $(209)       $(321)
                                               =====        =====        =====        =====

For the Three and Six months ended June 30, 2000 and 1999, certain securities were not included in the calculation of diluted earnings because of their antidilutive effect. Those securities are as follows (shares in thousands):


                                                                         Three Months                             Six Months

                                                                    2000                1999               2000                 1999
Stock options                                                        467                 437                 467                 437
Stock warrants                                                       299                 299                 299                 299
Shares issuable on conversion of
      preferred shares                                             1,585               1,585               1,585               1,585
Shares issuable on conversion of
      subordinated debentures                                        753                 753                 753                 753
Shares issuable on conversion of
       promissory notes                                              300                 300                 300                 300
                                                                   -----               -----               -----               -----
                                                                   3,404               3,374               3,404               3,374
                                                                   =====               =====               =====               =====

Note 3. Summarized Financial Data (in thousands):


Intersystems, Inc.                                                       Three Months                          Six Months
                                                                         Ended June 30,                       Ended June 30,

                                                                     2000               1999               2000               1999
REVENUES                                                           $ 4,388            $ 3,610            $ 8,311            $ 6,993
                                                                   -------            -------            -------            -------

Operating expenses                                                   3,200              2,455              5,906              4,729
Selling, general and administrative expenses                         1,020                881              1,977              1,739
Interest expense (net)                                                 341                401                694                750
                                                                   -------            -------            -------            -------
TOTAL COST AND EXPENSES                                              4,561              3,737              8,577              7,218
                                                                   -------            -------            -------            -------
Income (loss) from continuing
    Operations                                                        (173)              (127)              (266)              (225)
Discontinued operation-Inter systems
     Nebraska                                                           --                358                 --                235
Cumulative effect of change in
      Accounting principle                                              --                 --                 --               (133)
                                                                   -------            -------            -------            -------
Net Income (loss)                                                  $  (173)           $   231            $  (266)           $  (123)
                                                                   =======            =======            =======            =======

Note 4.   Stockholders (Deficit) (in thousands)



                                                                           Common  Stock                Additional
                                           Preferred  Stock                $.01 par  value                Paid
                                         Shares       Amount             Shares      Amount             in Capital
Balance
Jan. 1, 2000                              29            $-             3,779          $    38            $20,723


Net Loss                                  --             --               --               --                 --
                                         -----        ------           -----          -------            -------

Balance
June 30, 2000                             29            $--             3,779         $    38            $20,723
                                         -----        ------           -----          -------            -------




                          Retained
                          Earnings
                         (Deficit)      Treasury Stock              Total
Balance
January 1, 2000          $(21,771)              $ (29)           $(1,039)

Net loss                     (149)                -                 (149)
                         --------               -----            -------
Balance
June 30, 2000            $(21,920)               $(29)           $(1,188)
                         --------               -----            -------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

         The net loss of $104,000 for three months ended June 30, 2000 compared to a loss of $81,000 for the three months ended June 31, 1999. The increased loss was the result of lower revenues, which decreased by $10,000, and an increase in equity in loss of affiliates of $8,000.


SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

         The net loss for the six months ended June 30, 2000, decreased by $112,000 from the loss for the six months ended June 30, 1999. The primary factor was a decrease in the equity in loss of affiliates which decreased by $88,000 in the 2000 period.


Impact of Inflation

         Inflation has not had a significant impact on the Company's operations.

Liquidity and Capital Resources

         Operating activities for the six months ended June 30, 2000 used cash of $52,000. Collections on loans was $355,000 and $322,000 was used to repay notes. Cash decreased by $19,000 for the period.

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

         The Company's independent certified public accountants have not reviewed the Company's 10QSB for the period ended June 30, 2000.

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

                                                     HELM CAPITAL GROUP, INC.



Date:     August 11, 2000                       /s/ Daniel T. Murphy

                                                     Daniel T. Murphy
                                                     Executive Vice President
                                                     Chief Accounting and
                                                     Financial Officer