Form 10QSB
period 2000-09-30
HELM CAPITAL GROUP INC
filed 2000-11-14
CIK 351685

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15 (b)
                     of the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2000

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

                 YES     X                         NO _________

As of November 13, 2000, there were 3,779,000 shares of the Company's common stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION
                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2000

                                 (IN THOUSANDS)
                                   (UNAUDITED)


ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                                 $   14
Participation in receivables of affiliate                                  1,016
Prepaid expenses                                                              18
Due from related party                                                        50
Other                                                                         23

         TOTAL CURRENT ASSETS                                              1,121

INVESTMENTS IN AFFILIATES                                                  1,169
                                                                          ------

                                                                          $2,290
                                                                          ======

                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2000

                                 (IN THOUSANDS)
                                   (UNAUDITED)


LIABILITIES AND SHAREHOLDERS'
(DEFICIENCY)
CURRENT LIABILITIES:
Accrued expenses                                                       $    465
Notes due to related parties                                                120
Subordinated debentures due currently                                        25
Loan payable to bank                                                        202
                                                                       --------

         TOTAL CURRENT LIABILITIES                                          812

SUBORDINATED DEBENTURES                                                     800

SUBORDINATED DEBENTURES AND
ACCRUED INTEREST DUE TO OFFICERS                                          1,375

ACCRUED EXPENSES PAYABLE IN
  COMMON STOCK                                                              575

OTHER LIABILITIES                                                            45
                                                                       --------

         TOTAL LIABILITIES                                                3,607

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' CAPITAL (DEFICIT):
         Preferred stock, $.01 par value: shares
authorized 5,000; issued and outstanding 29 shares                           --
         Common stock, $.01 par value: shares
authorized 15,000; issued 3,779 shares                                       38
         Additional paid-in capital                                      20,723
         Deficit                                                        (22,049)
                                                                       --------
                                                                         (1,288)
Less: 6 shares of treasury stock, at cost                                   (29)
                                                                       --------

TOTAL SHAREHOLDERS' CAPITAL (DEFICIT)                                    (1,317)
                                                                       --------

                                                                       $  2,290
                                                                       ========

                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                              Three Months Ended
                                                                September 30,

                                                            2000              1999
                                                            ----              ----
REVENUES                                                   $    41          $    71
                                                           -------          -------
COSTS, EXPENSES, AND OTHER:
     Selling, general and administrative expenses               65               48
     Gain on sale of securities                                 --             (196)
     Equity in net (earnings) losses of affiliates              43               32
     Interest and debt expense                                  62               67
                                                           -------          -------
       TOTAL COSTS, EXPENSES AND OTHER                         170              (49)
                                                           -------          -------
NET INCOME (LOSS)
                                                           $  (129)         $   120
                                                           =======          =======
Earnings Per Share - Basic and Diluted                     $  (.04)         $   .02
                                                           =======          =======
Average common shares outstanding
                                                             3,779            3,779
                                                           =======          =======

                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                Nine Months Ended
                                                                 September 30,

                                                             2000            1999
                                                             ----            ----
REVENUES                                                   $   179          $   186
                                                           -------          -------

COSTS, EXPENSES, AND OTHER:
     Selling, general and administrative expenses              184              146
     Gain on sale of securities                               --               (196)
     Equity in net (earnings) losses of affiliates              83              140
     Interest and debt expense                                 190              217
                                                           -------          -------
TOTAL COSTS, EXPENSES AND OTHER                                457              307
                                                           -------          -------

INCOME (LOSS) FROM
     CONTINUING OPERATIONS                                    (278)            (121)

CUMULATIVE EFFECT OF CHANGE
      IN ACCOUNTING PRINCIPAL                                 --                (20)
                                                           -------          -------

NET (LOSS) INCOME                                          $  (278)         $  (141)
                                                           =======          =======

Earnings Per Share - Basic and Diluted
       Continuing operations                               $  (.10)         $  (.06)
       Cumulative effect of change in
            accounting principal                                --               --
                                                           -------          -------
                                                           $  (.10)         $  (.06)
                                                           =======          =======


Average common shares outstanding                            3,779            3,779
                                                           =======          =======

                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                              Nine Months Ended
                                                                September 30,

                                                            2000            1999
                                                            ----            ----
Net cash  (used by) operating activities                  $   (21)         $(112)
                                                          -------          -----

Cash flows from investing activities
         Collections on loans                               1,105           --
         Proceeds from sale of securities                    --              196
                                                          -------          -----
                                                            1,105            196
                                                          -------          -----

Cash flow from financing activities:
         Payments on notes to related parties                (250)          --
         Payment on loan payable to bank                     (198)           (20)
            Repayment of Subordinated debentures             (650)          --
            Loan (to) from affiliate                         --              (63)
                                                          -------          -----
                                                           (1,098)           (83)

NET INCREASE (DECREASE) IN CASH                               (14)             1

CASH BEGINNING OF PERIOD                                       28             15
                                                          -------          -----

CASH END OF PERIOD                                        $    14          $  16
                                                          =======          =====

Supplemental disclosure of cash flow information:
         Cash paid for taxes                                 --             --
         Cash paid for interest                                93             91

                   HELM CAPITAL GROUP, INC., AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


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


The following illustrates income (loss) utilized in the computation of earnings
(loss) per share (in thousands):


                                                    Three Months                  Nine Months
                                                 Ended September 30,            Ended September 30,

                                                 2000           1999            2000          1999
                                                 ----           ----            ----          ----

Income (loss) from continuing operations         $(129)         $ 120          $(278)         $(121)

Dividends on preferred stock                       (30)           (30)           (90)           (90)
                                                 -----          -----          -----          -----

Numerator for basic and diluted income
(loss) from continuing operations                $(159)         $  90          $(368)         $(211)
                                                 =====          =====          =====          =====

 For the three and nine months ended September 30, 2000 and 1999, certain securities were not included in the calculation of diluted earnings because of their antidilutive effect. Those securities are as follows (shares in thousands):

                                            Three Months                 Nine Months

                                         2000           1999         2000          1999
                                         ----           ----         ----          ----

Stock options                              467           437           467           437
Stock warrants                             299           299           299           299
Shares issuable on conversion of
      preferred shares                   1,585         1,585         1,585         1,585
Shares issuable on conversion of
      subordinated debentures              493           753           493           753
Shares issuable on conversion of
       promissory notes                    300           300           300           300
                                         -----         -----         -----         -----
                                         3,144         3,374         3,144         3,374
                                         =====         =====         =====         =====

Note 3. Summarized Financial Data (in thousands):


Intersystems, Inc.                                        Three Months                        Nine Months
                                                       Ended September 30,                 Ended September 30,

                                                      2000              1999             2000              1999
                                                      ----              ----             ----              ----

REVENUES                                             $ 4,044          $ 3,607          $ 12,377          $ 10,600
                                                     -------          -------          --------          --------

Operating expenses                                     2,937            2,441             8,842             7,170
Selling, general and administrative expenses           1,038              996             3,039             2,755
Interest expense (net)                                   344              453             1,050             1,308
                                                     -------          -------          --------          --------
TOTAL COST AND EXPENSES                                4,319            3,890            12,931            11,233
                                                     -------          -------          --------          --------

Income (loss) from continuing
    operations                                          (275)            (283)             (554)             (633)
Discontinued operation-Inter systems
     Nebraska                                           --                384              --                 745
Cumulative effect of change in
      accounting principle                              --               --                --                (134)
                                                     -------          -------          --------          --------
Net income (loss)                                    $  (275)         $   101          $   (554)         $    (22)
                                                     =======          =======          ========          ========

Note 4. Stockholders (Deficit) (in thousands)

                                                   Common       Stock       Additional
                       Preferred     Stock        $.01 par      value          paid
                         Shares      Amount        Shares       Amount      in capital
                       ---------     ------       --------      ------      ----------
Balance
Jan. 1, 2000               29         $--          3,779         $38         $20,723

Net loss                   --          --           --            --            --
                           --         ----         -----         ---         -------

Balance
September 30, 2000         29         $--          3,779         $38         $20,723
                           --         ----         -----         ---         -------





                           Retained
                           Earnings
                           (Deficit)     Treasury Stock     Total
                           ---------     --------------     -----
Balance
January 1, 2000            $(21,771)         $(29)         $(1,039)

Net loss                       (278)          --              (278)
                           --------          ----          -------

Balance
September 30, 2000         $(22,049)         $(29)         $(1,317)
                           --------          ----          -------





Note 5.

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED September 30, 2000 AND 1999

          The net loss of $129,000 for three months ended September 30,2000 compared to income of $81,000 for the three months ended September 31, 1999. The increased loss was the result of a gain on sale of securities of $196,000 included in the 1999 period and lower revenues, which decreased by $31,000, in the 2000 period.


NINE MONTH PERIODS ENDED September 30, 2000 AND 1999

          The net loss for the nine months ended September 30, 2000, increased by $137,000 from the loss for the nine months ended September 30, 1999. The primary factors were the inclusion of a $196,000 gain on sale of securities in the 1999 period, offset by a reduction of $57,000 in equity loss of affiliates and a reduction of $27,000 in interest expense due to lower borrowings in the 2000 period.


Impact of Inflation

          Inflation has not had a significant impact on the Company's operations.


Liquidity and Capital Resources

          Operating activities for the nine months ended September 30, 2000 used cash of $21,000. Collections on loans was $1,105,000 and $1,098,000 was used to repay notes. Cash decreased by $14,000 for the period.

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

          The Company's independent certified public accountants have not reviewed the Company's 10QSB for the period ended September 30, 2000.

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




FORWARD LOOKING STATEMENTS

                  This quarterly report for the period ended September 30, 2000 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness Readers are urged to consider statements which use the terms "believes', "intends", "expects", "plans", "estimates", "anticipated" or "anticipates" to be uncertain and forward-looking. In addition to other factors that may be discussed in the company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (I) general economic and business conditions, acts of God and natural disasters, as well as the demand for the Company's services, or the ability of the Company to provide such services; (ii) the insolvency or failure to pay its debts by a significant creditor of the Company or its subsidiaries or affiliates, or the inadequacy or uncollectibility of any collateral pledged to secure such creditor's debts to the Company or its subsidiaries or affiliates; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company's subsidiaries of affiliates to develop and introduce new services to accommodate these changes; and (v) the maturing of debt at the Company, subsidiary or affiliate level and the inability of the Company, the subsidiary or affiliate to raise capital to repay or refinance such debt on favorable terms, or the insufficiency of collateral pledged to secure any such debt.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     HELM CAPITAL GROUP, INC.



Date: November 13, 2000                     /s/ Herbert M. Pearlman
                                            -----------------------------------

                                                     Herbert M. Pearlman
                                                     President and
                                                     Chief Executive Officer